Form 10-Q
period 2020-09-30
Bull Horn Holdings Corp.
filed 2020-12-10
CIK 1759186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39669

BULL HORN HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1465952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 S. Pointe Drive, Suite TH-1 Miami Beach, Florida 33139
(Address of Principal Executive Offices, including zip code)

(305) 671-3341
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share and one Redeemable Warrant	BHSEU	The Nasdaq Stock Market LLC
Ordinary Shares	BHSE	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one-half of one Ordinary Share for $11.50 per whole share	BHSEW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of December 9, 2020, there were 9,656,250 ordinary shares, no par value, issued and outstanding.

BULL HORN HOLDINGS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

BULL HORN HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current asset - cash	$307	$505
Deferred offering costs	214,927	171,040
TOTAL ASSETS	$215,234	$171,545

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accrued expense	$—	$450
Accrued offering costs	22,710	2,758
Promissory note – related party	177,329	152,644
Total Current Liabilities	200,039	155,852

Commitments

Shareholder’s Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,156,250 shares issued and outstanding at September 30, 2020 and December 31, 2019(1)	25,000	25,000
Accumulated deficit	(9,805)	(9,307)
Total Shareholder’s Equity	15,195	15,693
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$215,234	$171,545

(1)	Includes an aggregate of up to 281,250 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Formation and operating costs	$50	$—	$500	$1,026
Loss from operations	(50)	—	(500)	(1,026)

Other income:
Interest income - bank	—	2	2	2
Net (Loss) Income	$(50)	2	$(498)	$(1,024)

Weighted average shares outstanding, basic and diluted (1)	1,875,000	1,875,000	1,875,000	1,682,692

Basic and diluted net loss per ordinary shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(1)	Excludes an aggregate of up to 281,250 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Ordinary Shares (1)		Accumulated	Total Shareholder’s
	Shares	Amount	Deficit	Equity
Balance – January 1, 2020	2,156,250	$25,000	$(9,307)	$15,693

Net income	—	—	2	2
Balance – March 31, 2020	2,156,250	25,000	(9,305)	15,695

Net loss	—	—	(450)	(450)
Balance – June 30, 2020	2,156,250	25,000	(9,755)	15,245

Net loss	—	—	(50)	(50)
Balance – September 30, 2020	2,156,250	$25,000	$(9,805)	$15,195

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Ordinary Shares		Accumulated	Total Shareholder’s
	Shares	Amount	Deficit	Equity
Balance – January 1, 2019	1	$25,000	$(7,073)	$17,927

Issuance of ordinary shares to Sponsor (1)	2,156,249	—	—	—

Net loss	—	—	(350)	(350)
Balance – March 31, 2019	2,156,250	25,000	(7,423)	17,577

Net loss	—	—	(676)	(676)
Balance – June 30, 2019	2,156,250	25,000	(8,099)	16,901

Net income	—	—	2	2
Balance – September 30, 2019	2,156,250	$25,000	$(8,097)	$16,903

(1)	Includes an aggregate of up to 281,250 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(498)	$(1,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(450)	—
Net cash used in operating activities	(948)	(1,024)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	22,527	89,809
Payment of offering costs	(21,777)	(88,282)
Net cash provided by financing activities	750	1,527

Net Change in Cash	(198)	503
Cash – Beginning	505	—
Cash – Ending	$307	$503

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$5,000	$600

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Bull Horn Holdings Corp. (the “Company”) is a blank check company incorporated in the British Virgin Islands on November 27, 2018. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the sports (including sports franchises or assets related to sports franchises and sports technology), entertainment and brands sectors.

As of September 30, 2020, the Company had not yet commenced any operations. All activity from November 27, 2018 (inception) through September 30, 2020 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”).

The registration statement for the Company’s Initial Public Offering was declared effective on October 29, 2020. On November 3, 2020, the Company consummated the Initial Public Offering of 7,500,000 units (the “Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $75,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,750,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Company’s sponsor, Bull Horn Holdings Sponsor LLC (the “Sponsor”), Imperial Capital, LLC (“Imperial”), I-Bankers Securities, Inc. (“I-Bankers”) and Northland Securities, Inc. (“Northland”) (and their designees), generating gross proceeds of $3,750,000, which is described in Note 4. Each of these Private Warrants allow the holder thereof to purchase one ordinary share.

Transaction costs amounted to $4,243,264 consisting of $1,500,000 of underwriting fees, $2,250,000 of deferred underwriting fees and $493,264 of other offering costs. In addition, cash of $997,780 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on November 3, 2020, an amount of $75,750,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor and any of the Company’s officers or directors that may hold founder shares (the “initial shareholders”), Imperial and I-Bankers have agreed (a) to vote their founder shares, and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the founder shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until May 3, 2022 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount initially funded in the Trust Account ($10.10 per share).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 29, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on November 3, 2020 and November 9, 2020. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Deferred Offering Costs

Offering costs consist of legal, accounting and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $4,243,264 were charged to shareholders’ equity upon the completion of the Initial Public Offering (see Note 1). As of September 30, 2020 and December 31, 2019, there were $214,927 and $171,040, respectively, of deferred offering costs recorded in the accompanying condensed balance sheets.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted British Virgin Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 ordinary shares, that were subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 5). At September 30, 2020 and 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 7,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, Imperial, I-Bankers and Northland (and their designees) purchased an aggregate of 3,750,000 Private Warrants (defined below) at a price of $1.00 per Private Warrant, of which 2,625,000 Private Warrants were purchased by the Sponsor and 1,125,000 Private Warrants were purchased by Imperial, I-Bankers and Northland ($3,750,000 in the aggregate). The Sponsor, Imperial, I-Bankers and Northland have agreed to purchase up to an additional 337,500 Private Warrants at a price of $1.00 per Private Warrant, or an aggregate of $337,500, in the case that the underwriters’ over-allotment option is exercised in full or in part. Each of these Private Warrants allow the holder thereof to purchase one ordinary share. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Warrants are identical to the Public Warrants sold in the Initial Public Offering, except for the private warrants (“Private Warrants”) allow the holder thereof to one ordinary share and as further described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2018, in anticipation of the expected issuance of 2,156,250 founder shares to the Sponsor, the Sponsor paid certain of the Company’s deferred offering costs with the $25,000 purchase price of the founder shares. As of December 31, 2018, one founder share was issued to the Sponsor. The remaining 2,156,249 founder shares were issued to the Sponsor on January 28, 2019.

The 2,156,250 founder shares include an aggregate of up to 281,250 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering).

The initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until, with respect to 50% of the founder shares, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, and, with respect to the remaining 50% of the founder shares, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On November 18, 2018, as amended on December 23, 2019, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the Initial Public Offering. As of September 30, 2020 and December 31, 2019, there was $177,329 and $152,644, respectively, outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $194,830 was repaid at the closing of the Initial Public Offering on November 3, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per Private Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Anchor Investors

Six unaffiliated qualified institutional buyers (who are also not affiliated with the Sponsor or any member of the Company’s management team) purchased Units in the Initial Public Offering at a level of 9.9% of the Units subject to the Initial Public Offering (which aggregates to 59.4% of the Units subject to the Initial Public Offering) and entered into subscription agreements with the Sponsor to memorialize their agreement. The Company refers to these investors as “anchor investors.” In consideration of providing these agreements, the anchor investors each purchased membership interests in the Sponsor, for nominal consideration, entitling them to an interest in an aggregate of 270,000 founder shares held by the Sponsor or 45,000 founder shares for each anchor investor (which the Company refers to as the “anchor founder shares”). The anchor founder shares are treated the same in all material respects as the founder shares held by the Sponsor, except (i) such investors will forfeit their anchor founder shares if they do not purchase a number of Units equal to 9.9% of the number Units sold in the Initial Public Offering and (ii) such anchor founder shares shall have the right not to be subject to adjustments or cutbacks in the event the Sponsor agrees to any such adjustments or cutbacks (of its shares) in connection with the initial Business Combination. Discussions with each anchor investor were separate and the arrangements with them are not contingent on each other. Further, to the Company’s knowledge, the anchor investors are not affiliated with each other and are not acting together with regards to the Company.

Pursuant to the subscription agreements with the Sponsor, the anchor investors have not been granted any material additional shareholder or other rights, and are only being issued membership interests in the Sponsor with no right to control the Sponsor or vote or dispose of the anchor founder shares (which will continue to be held by the Sponsor until following the initial Business Combination). Further, the anchor investors are not required to: (i) hold any Units, ordinary shares or warrants they may purchase in the Initial Public Offering or thereafter for any amount time, (ii) vote any ordinary shares they may own at the applicable time in favor of the initial Business Combination or (iii) refrain from exercising their right to redeem their ordinary shares at the time of the initial Business Combination. The purchases by the anchor investors of Units in the Initial Public Offering or the Company’s securities in the open market (or both) could, if they hold such securities, allow the anchor investors or any one of them to assert influence over the Company, including with respect to the initial Business Combination.

Registration Rights

Pursuant to a registration rights agreement entered into on October 29, 2020, the holders of the founder shares, the Private Warrants and underlying securities, and any securities issued upon conversion of Working Capital Loans (and underlying securities) will be entitled to registration rights pursuant to a registration rights agreement. The holders of at least a majority in interest of the then-outstanding number of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, Imperial, I-Bankers and Northland may not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,125,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriters are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the Initial Public Offering, or $2,250,000 (or up to $2,587,500 if the underwriters’ over-allotment is exercised in full). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2020 and December 31, 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 2,156,250 ordinary shares issued and outstanding, of which 281,250 are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Units in the Initial Public Offering).

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Warrants — The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of its Business Combination at an issue price or effective issue price of less than $9.50 per share (as adjusted for splits, dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial shareholders or their affiliates, without taking into account any founder shares held by them prior to such issuance) (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of (i) the Market Value and (ii) the Newly Issued Price, and the $16.50 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 165% of the higher of (i) the Market Value and (ii) the Newly Issued Price.

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.50 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described above, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants only allow the holder thereof to one ordinary share and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these notes to the condensed financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Bull Horn Holdings Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bull Horn Holdings Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the British Virgin Islands on November 27, 2018 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2020, we had a net loss of $50, which consisted of operating costs.

For the nine months ended September 30, 2020, we had a net loss of $498, which consisted of $500 operating costs, offset by interest income of $2.

For the three months ended September 30, 2019, we had a net income of $2, which consisted of interest income.

For the nine months ended September 30, 2019, we had a net loss of $1,024, which consisted of $1,026 operating costs, offset by interest income of $2.

Liquidity and Capital Resources

As of September 30, 2020, we had $307 cash. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

Subsequent to the end of the quarterly period covered by this Quarterly Report, on November 3, 2020, we consummated the Initial Public Offering of 7,500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $75,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,750,000 Private Warrants to the Sponsor, Imperial, I-Bankers and Northland at a price of $1.00 per Private Warrant generating gross proceeds of $3,750,000.

Following the Initial Public Offering and the sale of the Private Warrants, a total of $75,750,000 was placed in the Trust Account. We incurred $4,243,264 in transaction costs, including $1,500,000 of underwriting fees, $2,250,000 of deferred underwriting fees and $493,264 of other costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $1.00 per warrant, at the option of the lender. The units would be identical to the Private Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the Initial Public Offering, or $2,250,000 (or up to $2,587,500 if the underwriters’ over-allotment is exercised in full). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus filed with the SEC on October 29, 2020. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 3, 2020, we consummated our Initial Public Offering of 7,500,000 Units, at a price of $10.00 per Unit, generating total gross proceeds of $75,000,000. Imperial Capital, LLC acted as the sole book-running manager. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-248940). The registration statements became effective on October 29, 2020.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 3,750,000 Private Warrants to our Sponsor, Imperial, I-Bankers and Northland at a price of $1.00 per Private Warrant, generating total proceeds of $3,750,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, and the sale of the Private Warrants, $75,750,000 was placed in the Trust Account.

We paid a total of $1,500,000 in underwriting discounts and commissions and $493,264 for other costs and expenses related to the Initial Public Offering. In addition, the underwriter agreed to defer $2,250,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated October 29, 2020, by and among the Company and Imperial Capital LLC. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated October 29, 2020, by and among the Company, its officers, directors and Bull Horn Holdings Sponsor LLC. (1)
10.2	Investment Management Trust Agreement, October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated October 29, 2020, by and among the Company and certain security holders. (1)
10.4	Private Placement Warrants Purchase Agreement, dated October 29, 2020, by and between the Company and Imperial Capital LLC, I-Bankers Securities, Inc. and Northland Securities, Inc. (1)
10.5	Private Placements Warrants Purchase Agreement, dated October 29, 2020, by and between the Company and Bull Horn Holdings Sponsor LLC. (1)
10.6	Form of Indemnity Agreement, dated October 29, 2020, by and between the Company and each of its officers and directors. (1)
10.7	Form of Subscription Agreement, dated October 29, 2020, by and between the Sponsor and each Anchor Investor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant and Principal Financial Officer to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 11, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULL HORN HOLDINGS CORP.

Date: December 9, 2020		/s/ Robert Striar
	Name:	Robert Striar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 9, 2020		/s/ Christopher Calise
	Name:	Christopher Calise
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)