Form 10-K
period 2020-12-31
Bull Horn Holdings Corp.
filed 2021-03-31
CIK 1759186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-39669

BULL HORN HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1465952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

801 S. Pointe Drive, Suite TH-1 Miami Beach, Florida 33139	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 671-3341

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Ordinary Shares, par value $0.0001 per share	BHSE	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one-half of one Ordinary Share for $11.50 per whole share	BHSEW	The NASDAQ Stock Market LLC
Units, each consisting of one Ordinary Share and one Redeemable Warrant	BHSEU	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on The Nasdaq Capital Market on October 30, 2020 and the registrant’s ordinary shares and warrants began trading on The Nasdaq Capital Market on December 17, 2020. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2020, as reported on The Nasdaq Capital Market was $85,350,000.

As of March 30, 2021, there were 9,375,000 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

Certain Terms Used In This Report

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	“we,” “us” or “our company” refer to Bull Horn Holdings Corp., a BVI business company with limited liability;

●	“BVI” refer to the British Virgin Islands;

●	the “Companies Act” and the “Insolvency Act” refer to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003 of the British Virgin Islands, respectively and in each case as amended;

●	“founder shares” refer to the 1,875,000 ordinary shares currently held by the initial shareholders (as defined below). 281,250 ordinary shares originally held by our sponsor were forfeited by our sponsor because the underwriters’ over-allotment option for our initial public offering was not exercised;

●	“initial shareholders” refer to our sponsor and any of our officers or directors that hold founder shares;

●	“insider warrants” refer to the 2,625,000 warrants we sold privately to our sponsor and/or its designees in our initial public offering;

●	“management” or “management team” refer to our officers and directors;

●	“Nasdaq” refer to The Nasdaq Stock Market LLC, where our securities are listed;

●	“ordinary shares” refer to the ordinary shares of no par value in the company;

●	“private warrants” refer to the insider warrants and the underwriter warrants, collectively;

●	“public shares” refer to ordinary shares which were sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and references to “public shareholders” refer to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	“public warrants” refer to the redeemable warrants which were sold as part of the units in our initial public offering as well as the private warrants and warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or members of our management team (or permitted transferees), in each case after our initial business combination; and

●	“sponsor” refer to Bull Horn Holdings Sponsor LLC, a Delaware limited liability company, the managing members of which are Robert Striar, our Chief Executive Officer, and Christopher Calise, our Chief Financial Officer;

●	“underwriter warrants” refer to the aggregate of 1,125,000 warrants we sold privately to the underwriters of our initial public offering, namely Imperial Capital, LLC (“Imperial”), I-Bankers Securities, Inc. (“I-Bankers”) and Northland Securities, Inc. (“Northland”) (and their designees), concurrently with our initial public offering;

●	“warrants” refer to our redeemable warrants, which includes the public warrants as well as the private warrants and warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial purchasers of the private warrants or members of our management team (or their permitted transferees), in each case after our initial business combination.

iii

PART I

Item 1.	Business

Overview

We are blank check company formed for the purpose of effecting an initial business combination. Since our initial public offering, we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns.

Initial Public Offering and Concurrent Private Placement

On November 3, 2020, we consummated our initial public offering of 7,500,000 units (the “units”). Each unit consists of one ordinary share of our company, and one redeemable warrant of our company, with each whole warrant entitling the holder thereof to purchase one-half of one ordinary share for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to our company of $75,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 3,750,000 private warrants to our sponsor and the underwriters of the initial public offering at a purchase price of $1.00 per private warrant, generating gross proceeds of $3,750,000. Effective December 10, 2020, by agreement between our sponsor and the underwriters, an aggregate of 375,000 private warrants were assigned by the underwriters to our sponsor.

A total of $75,750,000, comprised of $72,000,000 of the proceeds from the initial public offering and $3,750,000 of the proceeds of the sale of the private warrants, was placed in a U.S.-based trust account at Morgan Stanley, N.A. (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Robert Striar, our Chief Executive Officer and a Director, and Christopher Calise, our Chief Financial Officer and a director, who have many years of experience in the sports, entertainment, financial and insurance industries. We must complete our initial business combination by May 3, 2022, 18 months from the closing of initial public offering. If our initial business combination is not consummated by May 3, 2022, then our existence will terminate, and we will distribute all amounts in the trust account.

Our Business

While our efforts to identify a prospective target business will not necessarily be limited to a particular industry, sector or region, since our initial public offering, we have capitalized on the expertise of our management team in the sports (including sports franchises or assets related to sports franchises, and sports technology), entertainment and brands sectors. Our business combination focus is on leading sports, entertainment and brand companies that have potential for brand and commercial growth.

Our objective is to generate attractive returns and create value for our shareholders by applying our strategy of identifying opportunities and capitalizing on the experience of our management team to acquire and manage a business that can benefit from our management team’s global experience with teams, leagues, brands and investments. Our approach is focused on industries or sectors in which our management team has considerable knowledge and emphasizes downside protection and the preservation of capital by opportunistically pursuing transactions where we believe we have the ability to make an economic impact that drives revenue growth.

Business Strategy

Professional sports leagues and teams and their brands are widely recognized with an economic reach that goes far beyond the field and city of play. For example, in the United States, the National Football League, the National Hockey League, the National Basketball League, Major League Baseball and Major League Soccer, and their teams, have been transformed into economic platforms by implementing business practices and operations to optimize profit across a variety of platforms. Professional teams have established comprehensive commercial practices for strategy, marketing, branding, licensing and sponsorship and have diversified the revenue streams to include real estate and content development, in addition to the more traditional revenue streams like advertising dollars, sponsorship revenues, royalties, ticket sales and endorsements. Additionally, league organizations have created structured, rule-driven platforms to ensure compliance with best practices and the maintenance of league brand value. This ability to manage a professional sports team as a business has taken sports teams and brands from localized support to global fandoms with worldwide revenue bases, and has in turn made sports properties very low risk, secure asset classes that should accrete in value, regardless of the on-field success of the sports franchise.

In addition to changes in revenue streams and marketing and licensing practices, the sports media landscape is evolving in the way in which sports content is created and consumed. New distribution channels, including free-to-air broadcasters, digital channels with native content, unofficial live streams and pure OTT offerings, are increasing their reach positioning the media space for further disruption. Further, new types of sports content including live video content, fan-generated content, sponsor-generated content and digital audio content has transformed the way the public interacts with sports franchises. This proliferation of new consumption channels and content offers high-growth opportunities. Additionally, the global e-sports market has grown, and is expecting to generate a revenue of $1.5 billion in 2020. This, along with newly legalized betting markets across the States, has brought large new audiences to the sports media markets, and has created opportunities for new marketing and broadcasting revenue streams.

Team management and success in Europe and North America are varied among the leagues with diverse levels of development in commercial practices. For example, the market for sports media and digital rights in America has grown more significantly than in Europe. As more teams understand the necessity of building global brands in order to compete for revenue and brand recognition across fan bases, advanced departments, experiences and expertise are required to enhance visibility and profitability. We believe that our management team can provide this.

With a process focused on commercial success and profit both on and off the field, our management team has experience developing marketing and licensing programs for teams, brands and other sports or entertainment companies that extend such company’s brand and economics. Our team brings specific managerial and brand experience in assisting teams in achieving their global business goals. Our management team’s sector expertise centers around Mr. Striar, who has advised sports federations, leagues, teams and commercial partners on how to elevate their brands, manage business units and improve the areas of strategy, marketing and revenue. He has directly worked on five CONCACAF Gold Cups, the development of the CONCACAF Champions League and certain teams therein, the NHL Winter Classic, NHL China and the World Cup of Hockey. Mr. Striar’s work has merged the strategic goals of the sports business with the execution of comprehensive programs that have driven sponsorship, ticket sales, attendance and licensing.

Our investment thesis and competitive edge is grounded in the following three pillars:

●	Sports properties are very secure assets that typically increase in value, especially in certain pockets with attractive fundamentals and more opportunity for growth.

●	Our management team has a demonstrated track record of successful value creation with sports-oriented assets and also has access to proprietary opportunities that can be leveraged to drive value.

●	The owner-friendly architecture of SPACs limit sponsorship dilution and gives investors access to exclusive deals.

Our acquisition and value creation strategy is identifying, acquiring and, after our initial business combination, building a company in the public market. We are seeking a company in the sports and entertainment industries that complements the experience and operational expertise of our management team and is a business that we think our management team’s experience and operational expertise can help improve. Our selection process leverages our team’s network of industry relationships, managerial expertise, private banking and investment opportunities and unique industry specific expertise which we believe should provide us with a number of business combination opportunities.

In addition, we utilize the established global relationships and industry experience of our directors in seeking an initial business combination. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities.

This group has experience in:

●	Operating companies, implementing and executing growth strategies and cost saving initiatives;

●	Developing and growing companies, both organically and through acquisitions and strategic transactions, and expanding the product range;

●	Managing global brands and sports entities;

●	Providing strategic guidance to develop revenue and commercial opportunities; and

●	Identifying, mentoring and recruiting world-class talent.

Acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any of these criteria and guidelines.

We are seeking to acquire companies, brands and/or teams that we believe meet certain of the following criteria:

●	Enterprise values of between $300 million and $900 million;

●	Could benefit from the substantial expertise, experience and network of our management team;

●	Have attractive growth prospects;

●	Have a competitive advantage;

●	Have an identifiable revenue of over $100 million;

●	Exhibit industry leadership;

●	Exhibit potential for global expansion in sports, sponsorship and brand recognition;

●	Would benefit from a public acquisition currency; or ownership would benefit from liquidity;

●	Demonstrate attractive valuation;

●	Demonstrate potential for free cash flow generation; and

●	Have secondary potential revenue streams.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria deemed relevant by our management in effecting our initial business combination consistent with our business objectives. In the event that we decide to enter into our initial business combination with a target business that only meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sourcing of Potential Initial Business Combination Targets

While we have not yet identified any acquisition candidates, we believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates available. Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses are brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings that did not commence until after the completion of our initial public offering. These sources introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting.

Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we have not and do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction).

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm, or independent investment banking firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Our officers have agreed not to become involved with another publicly listed blank check company with a class of securities registered under the Exchange Act prior to us announcing an agreement to acquire our initial business combination, or the expiration of the period for us to announce and/or complete our initial business combination.

Status as a Publicly Listed Company

We believe our structure as a public company makes us an attractive business combination partner to prospective target businesses. As a publicly listed company, we offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Strong Financial Position and Flexibility

With a trust account initially in the amount of $75,751,204, as of December 31, 2020, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. This amount assumes no redemptions, and includes up to $2,250,000 of deferred underwriting fees, subject to adjustment as described elsewhere herein. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

Effecting our initial business combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We will effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private warrants, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our ordinary shares, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts raised in our initial public offering and held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the rules of Nasdaq, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that, so long as our securities are listed on Nasdaq, our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we have engaged or may engage in the future.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business or businesses

So long as our securities are listed on Nasdaq, the target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination. So long as our securities are listed on Nasdaq, if we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities (although our memorandum and articles of association will provide that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). If we issue securities in order to consummate such an initial business combination, our shareholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our shareholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. Since we have no specific business combination under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an “investment company” under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even though we will own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

Although we may seek shareholder approval before we effect our initial business combination, we may not do so for business or legal reasons (so long as such transaction does not require shareholder approval under the Companies Act or the rules of Nasdaq). Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether we expect shareholder approval would be required under the Companies Act for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target with a subsidiary of the company	No
Merger of the company with a target	Yes
Entering into contractual agreements with a target to obtain control	No

Additionally, under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

We also may be required to obtain shareholder approval if we wish to take certain actions in connection with our initial business combination such as adopting an incentive stock plan or amending our memorandum and articles of association. So long as we obtain and maintain a listing of our securities on Nasdaq, we will be required to comply with such rules.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially $10.00 per share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after our initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Manner of Conducting Redemptions

We provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer.

We intend to hold a shareholder vote in connection with our business combination. In such case, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon consummation of the initial business combination.

If we seek shareholder approval, we will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after our initial public offering in favor of our initial business combination. As a result, we would need only 2,812,501 of the 7,500,000 public shares, or approximately 37.5%, sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved (assuming they do not purchase shares in the open market). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination. Furthermore, if one or more of the anchor investors hold a significant number of ordinary shares at the time of the business combination, they could have significant influence over the outcome of our business combination process.

We will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public shareholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Notwithstanding the foregoing, if we do not decide to hold a shareholder vote in conjunction with our initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), we will conduct redemptions pursuant to the tender offer rules of the SEC and our memorandum and articles of association. In such case, we will:

●	offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to consummating our initial business combination which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act.

In connection with the successful consummation of our business combination, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon the consummation of our initial business combination. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of our initial business combination (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our ordinary shares electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our shareholders, not just our public shareholders. Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with any such tender offer.

Limitation on redemption rights upon consummation of our initial business combination if we seek shareholder approval.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our memorandum and articles of association provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with our initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 15% of the shares sold in our initial public offering) for or against our initial business combination. We will resolve any disputes relating to whether a public shareholder is acting in concert or as a “group” either by requiring certifications under the penalty of perjury to such effect by public shareholders or via adjudication in court.

Permitted purchases of our securities by our affiliates

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. Although very unlikely, our initial shareholders, officers, directors and their affiliates could purchase sufficient shares so that the initial business combination may be approved without the majority vote of public shares held by non-affiliates. It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

As a consequence of any such purchases, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of a business combination.

Tendering share certificates in connection with a tender offer or redemption rights

We require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on our initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him to deliver his certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery at or prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target until 18 months from the closing of our initial public offering.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 18 months from the closing of our initial public offering. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination within 18 months from the closing of our initial public offering, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and file notice with the Registrar that the liquidation is complete. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within the applicable period from the closing of our initial public offering.

However, if our initial shareholders, or any of our officers, directors or affiliates acquired or will acquire public shares in or after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event we do not consummate our initial business combination within 18 months of the closing of our initial offering. We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we were to expend all of the net proceeds of our initial offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00 (whether or not the underwriters’ over-allotment option is exercised in full). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.00, plus interest (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations and believe that our sponsor’s only assets are securities of our company. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.00 per share and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $1,000,000 not placed in the trust with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. Offering costs amounted to $493,264 and cash of $997,780 was held outside of the Trust Account and is available for working capital purposes.

If we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands Courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within 18 months of the closing of our initial public offering, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Facilities

We currently maintain our executive offices at 801 S. Pointe Drive, Suite TH-1, Miami Beach, Florida 33139. Our sponsor has agreed to provide, at no cost to us, office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they are devoting as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the business combination process we are in. We do not have and do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

Our units, ordinary shares and warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or IFRS and the historical financial statements must be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 18 month time frame.

We will be required to have our internal control procedures evaluated for the fiscal year ending December 31, 2021 required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on our company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between our company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated October 29, 2021, filed with the SEC on November 2, 2020.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices are located at 801 S. Pointe Drive, Suite TH-1, Miami Beach, Florida 33139and our telephone number is (305) 671-3341. Our sponsor provides, at no cost to us, office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, ordinary shares and warrants are each traded on the Nasdaq Capital Market under the symbols “BHSEU,” “BHSE” and “BHSEW, respectively. Our units commenced public trading on October 30, 2020, and our ordinary shares and warrants commenced public trading separately on December 17, 2020.

(b)	Holders

On March 23, 2021, there was one registered holder of record of our units, two registered holders of record of our ordinary shares and five registered holders of record of our public warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On November 3, 2020, we consummated our initial public offering (the “IPO”) of 7,500,000 units (the “Units”). Each Unit consists of one ordinary share and one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one-half of one ordinary share for $11.50 per whole share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our company of $75,000,000.

A total of $75,750,000 of the proceeds from the IPO and the sale of the private warrants, was placed in a U.S.-based trust account at Morgan Stanley, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Item 6.	Reserved

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer Bull Horn Holdings Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the British Virgin Islands on November 27, 2018 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of our initial public offering and the sale of the private warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

While our efforts to identify a prospective target business will not necessarily be limited to a particular industry, sector or region, since our initial public offering, we have capitalized on the expertise of our management team in the sports (including sports franchises or assets related to sports franchises, and sports technology), entertainment and brands sectors.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2020, we had net loss of $67,226, which consisted of interest income on marketable securities held in the trust account of $1,204, offset by operating costs of $68,430.

For the year ended December 31, 2019, we had net loss of $2,234, which consisted of operating costs.

Liquidity and Capital Resources

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

For the year ended December 31, 2020, cash used in operating activities was $115,695. Net loss of $67,226 was impacted by interest earned on marketable securities held in the trust account of $1,204. Changes in operating assets and liabilities used $47,265 of cash from operating activities.

For the year ended December 31, 2019, cash used in operating activities was $1,784. Net loss of $2,234 was impacted by changes in operating assets and liabilities provided $450 of cash from operating activities.

As of December 31, 2020, we had marketable securities held in the trust account of $75,751,204. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the initial public offering, or $2,250,000. The deferred fee will be paid in cash upon the closing of a business combination from the amounts held in the trust account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the trust account and not our income or losses.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our initial public offering, the net proceeds of our initial public offering and our private placement, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception on November 27, 2018. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Robert Striar	46	Chief Executive Officer and Director
Christopher Calise	45	Chief Financial Officer and Director
Stephen Master	52	Director
Michael Gandler	43	Director
Jeff Wattenberg	65	Director
Doug Schaer	48	Director
Baron Davis	41	Director

The experience of our directors and executive officers is as follows:

Robert Striar, our Chief Executive Officer and a director since our inception, has served as the President of M Style, a leading strategy, marketing and branding firm specializing in sports, entertainment and consumer products, since 2008. Mr. Striar has worked in the sports strategy, marketing and branding space in the United States and Europe for 20 years, cultivating and enriching brand and sponsorship programs at a variety of levels. Mr. Striar’s client roster has included global federations and international sports leagues as well as a wide variety of Fortune 500 brands, including Disney, the National Football League Players’ Association, National Hockey League and Warner Brothers. Mr. Striar has worked with teams and leagues for strategic planning, commercial development and operations. Mr. Striar has also served as a Partner in Ceres Platinum since 2017. Mr. Striar has served as Chairman of Strategy for China-US Business Alliance since 2018 and as the President of the Alumni of the Pro Hockey Players Association since 2017. We believe Mr. Striar is qualified to serve as our director due to his operational experience and his network of contacts.

Christopher Calise, our Chief Financial Officer and a director since our inception, has over 15 years of experience in the finance and insurance industries and has been responsible for setting the strategic vision for Crown Global, a domestic and international private placement insurance holding company, as well as overseeing its day-to-day management, including finance, operations and sales, since 2010. He also works closely with both internal and external sales and marketing in the development of new product initiatives, as well as evaluating new markets. Prior to joining Crown Global, Mr. Calise was a principal at LSC Investors, LLC, from 2001 to 2009, where he advised The Second City, Inc. and Narciso Rodriguez and restructured Phillips de Pury & Luxembourg, a large global auction house. From 1999 to 2001, he was an associate with Crown Capital Group, Inc., a private equity investment firm focused on assisting middle-market companies build value over the long term and was one of the founding members of Fresh Direct, LLC. Mr. Calise was also a consultant with the Industrial Products Group at PriceWaterhouse in its Chicago office, from 1997 to 1999. Mr. Calise is a member of the board of Song4Life and Student Finance League Inc. Mr. Calise received a Bachelor of Arts in Economics from the University of Chicago, as well as certifications in insurance and finance. We believe Mr. Calise is qualified to serve as our director due to his operational and executive experience.

Stephen Master has served as one of our directors since October 2020. Mr. Master is currently the Managing Director of Master Consulting LLC, a global sports media & gaming advisory firm. Mr. Master is also advising several leading venture capital firms on their investments in the sports betting space as well as the AGA on the Sports Betting Initiative and is a member of their Sports Betting Task Force. For the prior ten years, he served as the Global Head of the Sports Group at the Nielsen Company and was the co-founder of the Nielsen eSports practice. Prior to joining Nielsen, Mr. Master was the VP of Business Development of Corporate Sponsorships at the National Football League. Before the NFL, Mr. Master worked at Octagon Worldwide as the VP of Marketing Solutions where he worked with leading brands to incorporate sports, music & entertainment into their marketing portfolios as well as to activate and leverage those investments at retail. Mr. Master also previously worked at the National Basketball Association, where he served as the Director of Business Development in the International Group. Mr. Master graduated with a BBA from the University of Michigan, received an MBA from the Kellogg School of Management at Northwestern University and is currently an adjunct professor at NYU’s Stern School of Business where he teaches a Sports & Entertainment Marketing course. We believe that Mr. Master’s executive experience and financial expertise qualifies him to serve as a director of our company.

Michael Gandler has served as one of our directors since October 2020. With a career spanning 20 years in the sports and entertainment industry, Michael Gandler has been active globally in the commercialization and marketing of some of the world’s most prominent sports and entertainment properties. Currently, Michael is the Managing Director of SENT Sports, a media and entertainment company owned by Indonesia’s Djarum Group and also serves as the Chief Executive Officer of storied Italian football club Como 1907, the acquisition of which he negotiated in 2019. Previously, from July of 2015 to December of 2018, he was the Chief Revenue Officer for FC Internazionale di Milano (“Inter Milan”), where he oversaw all areas of commercialization for the club, including media rights, sponsorship, retail, licensing, ticketing, international academies and the clubs global marketing efforts. Prior to joining Inter Milan, from to August 2013 to July 2015, he was the founder and President of Major League Revenue, a boutique agency specializing in the commercialization of sports and entertainment properties. From July 2004 to April 2011, Mr. Gandler was also a senior executive at Major League Soccer, where he oversaw global sponsorships and media, and is credited with the negotiation of landmark sponsorship and international media rights deals for the league. In addition to his work on the property side of the business, Mr. Gandler also spent a total of 6 years working for sports marketing agencies, overseeing business development and marketing efforts for IMG College properties as well as some of the most prestigious events across the Americas including the CONCACAF Gold Cup, Copa America and FIFA World Cup Qualifying. Mr. Gandler has led the commercial efforts behind international properties expanding into the U.S. market, including FC Barcelona, Manchester United, the Mexican Soccer Federation and others. Mr. Gandler holds a Bachelor of Arts degree in Economics from Connecticut College and an Master of Science degree in Sports Management from the Centre International d’Etude du Sport. We believe that Mr. Gandler’s extensive and varied professional experience well qualifies him to serve as a director of our company.

Jeff Wattenberg has served as one of our directors since October 2020. Mr. Wattenberg is a private investor and Wall Street veteran. He is the founder and former President of a broker dealer with 200 brokers and is also a founder and former President of Telecuba Holdings, a telecom firm that secured licenses from the FCC to connect the United States with Cuba direct via satellite. He was a seed round investor in InterAmericas Communications (aka FirstCom) which was sold to ATT, and a seed round investor in Worldport Communications which was sold to Energis U.K. for $600 million. He was the founder and President of Briefserve, the largest digital legal brief archive in the United States, which was sold to Westlaw, a division of Thomson Reuters. In addition, Jeffrey was a Board Member of the Association of Volleyball Professionals. He was directly involved in raising over $20 million in capital for the league and secured tour sponsorships in excess of $25 million for the AVP. He was co-founder of Flash Flood for Good, a non-profit initiative in partnership with The Clinton Global Initiative, Proctor & Gamble and Crispin Porter Bogusky. Mr. Wattenberg earned a Bachelor of Arts degree in Accounting from Pace University. We believe that Mr. Wattenberg’s financial expertise qualifies him to serve as a director of our company.

Doug Schaer has served as one of our directors since October 2020. Mr. Schaer was a long-time certified player agent by the Major League Baseball Players Association. An experienced entrepreneur, operator and business strategist, Mr. Schaer specializes in franchise asset development and foundation building in the entertainment, music and sports genres. Doug is coming off a 3 year stint as Chief Operating Officer for LiveXLive Media, Inc. (NASDAQ: LIVX), a global digital media company dedicated to music and live entertainment, while also serving as Chief Advisor to two-time NBA All-Star, entrepreneur, investor, and businessman, Baron Davis (via Baron Davis Enterprises). Previously, Doug co-founded and served as COO for Hero Ventures LLC, an innovative live entertainment production and touring company that obtained a license from Marvel Entertainment to utilize their intellectual property to launch a production called “The Marvel Experience,” a touring, branded and themed attraction in North America, which was ultimately extended to international release. To this day, Mr. Schaer continues to serve on the board of directors of Hero Ventures. Mr. Schaer earned a BA in Government from Wesleyan University and a J.D. from the University of Southern California, Gould School of Law. We believe that Mr. Schaer’s executive experience well qualifies him to serve as a director of our company.

Baron Davis has served as one of our directors since October 2020. Mr. Davis is a former two-time NBA All-Star and current entrepreneur, investor, and businessman investing in early-stage companies with a focus on media and technology. He has also founded and incubated several companies under his banner, Baron Davis Enterprises (“BDE”). During his 13-year NBA career, Baron played for the Charlotte Hornets, the Golden State Warriors, the Los Angeles Clippers, the Cleveland Cavaliers, and the New York Knicks. His game was known for its electrifying style, power and composure in high-pressure situations. Since his turning to entrepreneurship, Baron has formed numerous successful enterprises under his BDE banner including: Business Inside the Game (“BIG”), the Black Santa Company, and Sports Lifestyle in Culture (“SLIC”), his media platform and content studio. All of Baron’s business endeavours revolve around the objective of combining creative talent with original publication and production to develop and provide educational and heart-warming stories that appeal to global audiences of all ages, backgrounds, and interests. We believe that Mr. Davis is well qualified to serve a director due to his experience as a participant and investor in the sports and entertainment industry.

Committees of the board of directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website at www.bullhornse.com.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Master, Gandler, Wattenberg and Schaer serve as members of our audit committee. Mr. Wattenberg serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Messrs. Master, Gandler, Wattenberg and Schaer are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Wattenberg qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our Compensation Committee are Messrs. Master and Gandler. Mr. Master serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Master, Gandler, Wattenberg and Schaer. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Gandler, Wattenberg and Schaer, will expire at the first annual meeting. The term of office of the second class of directors, consisting of Messrs. Striar, Calise and Master, will expire at the second annual meeting.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

No compensation will be paid to our sponsor, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,375,000 ordinary shares, issued and outstanding as of March 30, 2021. Voting power represents the voting power of ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the ordinary shares vote together as a single class. The table below does not include the ordinary shares underlying the private warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
Bull Horn Holdings Sponsor LLC (our sponsor) (2)	1,875,000	20%
Robert Striar (2)	1,875,000	20%
Christopher Calise (2)	1,875,000	20%
Stephen Master (3)	—	—
Michael Gandler (3)	—	—
Jeff Wattenberg (3)	—	—
Doug Schaer (3)	—	—
Barron Davis (3)	—	—
All directors and executive officers as a group (6 individuals)	1,875,000	20%

Other 5% Stockholders
Kenneth Griffin. (4)	623,209	6.6%
Lighthouse Investment Partners(5)	575,000	6.1%
Shaolin Capital Management LLC (6)	500,000	5.3%
Mark Carhart (7)	600,000	6.4%
Glazer Capital, LLC (8)	1,066,500	11.4%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 801 S. Pointe Drive, Suite TH-1, Miami Beach, Florida 33139.
(2)	Represents shares held by our sponsor. The shares held by our sponsor are beneficially owned by Robert Striar, our Chief Executive Officer, and Christopher Calise, our Chief Financial Officer, who, as managing members of our sponsor, have voting and dispositive power over the shares held by our sponsor. Each of Mr. Striar and Mr. Calise disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein.
(3)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of membership interests of our sponsor.
(4)	According to a Schedule 13G filed on February 16, 2021, Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin, acquired 1,200,000 ordinary shares. Mr. Griffin is the beneficial owner of Citadel Advisors, CAH, CGP, Citadel Securities, CALC4, CSGP. The business address for all reporting persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.
(5)	According to a Schedule 13G filed on February 8, 2021, Lighthouse Investment Partners, LLC (“Lighthouse”), NR 1 SP, a segregated portfolio of North Rock SPC (“NR 1”), MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP214”), acquired 575,000 ordinary shares. Lighthouse is the beneficial owner of NR 1 and MAP 214. The business address for all reporting persons is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, Florida 33410.
(6)	According to a Schedule 13G filed on February 24, 2021, Shaolin Capital Management LLC, acquired 500,000 ordinary shares. The business address for the reporting person is 1460 Broadway New York, NY 10036.
(7)	According to a Schedule 13G filed on February 4, 2021, Kepos Capital LP (“Kepos”) and Mark Carhart, acquired 600,000 ordinary shares. Mr. Carhart is the beneficial owner of Kepos. The business address for all reporting persons is 11 Times Square, 35th Floor, New York, New York 10036.
(8)	Pursuant to a Schedule 13G filed by Glazer Capital, LLC with the SEC on November 10, 2020, on behalf of Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”) and Paul J. Glazer, a U.S. citizen (“Mr. Glazer”, together with Glazer Capital, the “Reporting Persons”). The principal place of business of each of the Reporting Persons is 250 West 55th Street, Suite 30A, New York, New York 10019. Glazer Capital serves as investment manager for certain funds and managed accounts (collectively, the “Glazer Funds”) that hold the ordinary shares as reported therein. Mr. Glazer serves as the Managing Member of Glazer Capital, with respect to the ordinary shares held by the Glazer Funds.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In November 2018, in anticipation of the expected issuance of 2,156,250 founder shares to our sponsor, our sponsor paid certain of our company’s deferred offering costs with the $25,000 purchase price of the founder shares. As of December 31, 2018, one founder share was issued to our sponsor. The remaining 2,156,249 founder shares were issued to our sponsor on January 28, 2019.

On December 10, 2020, the underwriters notified our company that they would not be exercising the Over-Allotment Option and as a result, our sponsor, returned 281,250 ordinary shares to us for no consideration and such ordinary shares were canceled. Also effective December 10, 2020, by agreement between our sponsor and the underwriters, an aggregate of 375,000 private warrants were assigned by the underwriters to our sponsor.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On November 18, 2018, as amended on December 23, 2019, our company issued an unsecured promissory note (the “Promissory Note”) to our sponsor, pursuant to which our company could borrow up to an aggregate principal amount of $300,000. The note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the initial public offering. As of September 30, 2020 and December 31, 2019, there was $177,329 and $152,644, respectively, outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $194,830 was repaid at the closing of the initial public offering on November 3, 2020.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement with respect to the private warrants, the warrants issuable upon conversion of working capital loans (if any) and the ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 totaled approximately $43,000. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $38,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2020 and 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Bull Horn Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bull Horn Holdings Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

Houston, TX

March 31, 2021

BULL HORN HOLDINGS CORP.

BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$907,184	$505
Prepaid expenses	51,815	—
Total Current Assets	958,999	505

Deferred offering costs	—	171,040
Marketable securities held in Trust Account	75,751,204	—
Total Assets	$76,710,203	$171,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$5,000	$450
Accrued offering costs	—	2,758
Promissory note – related party	—	152,644
Total Current Liabilities	5,000	155,852

Deferred underwriting fee payable	2,250,000	—
Total Liabilities	2,255,000	155,852

Commitments

Ordinary shares subject to possible redemption, 6,876,643 shares at redemption value	69,455,198	—

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,498,357 and 2,156,250 shares issued and outstanding (excluding 6,876,643 and no shares subject to possible redemption) at December 31, 2020 and 2019, respectively	5,076,538	25,000
Accumulated deficit	(76,533)	(9,307)
Total Shareholders’ Equity	5,000,005	15,693
Total Liabilities and Shareholders’ Equity	$76,710,203	$171,545

The accompanying notes are an integral part of the financial statements.

BULL HORN HOLDINGS CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019

Operating costs	$68,430	$2,234
Loss from operations	(68,430)	(2,234)

Other income:
Interest income on marketable securities held in Trust Account	1,204	—

Net loss	$(67,226)	$(2,234)

Basic and diluted weighted average shares outstanding, Ordinary Shares subject to redemption	6,883,115	—

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.00	$—

Basic and diluted weighted average shares outstanding, Ordinary shares	1,972,758	1,731,164

Basic and diluted net loss per share, Ordinary shares	$(0.03)	$(0.00)

(1)	Excludes an aggregate of 6,876,643 shares subject to possible redemption at December 31, 2020.

The accompanying notes are an integral part of the financial statements.

BULL HORN HOLDINGS CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – January 1, 2019	1	$25,000	$(7,073)	$17,927

Issuance of ordinary shares to Sponsor (1)	2,156,249	—	—	—

Net loss	—	—	(2,234)	(2,234)

Balance – December 31, 2019	2,156,250	25,000	(9,307)	15,693

Sale of 7,500,000 Units, net of underwriting discounts and offering costs	7,500,000	70,756,736	—	70,756,736

Sale of 3,750,000 Private Warrants	—	3,750,000	—	3,750,000

Forfeiture of Founder Shares	(281,250)	—	—	—

Ordinary shares subject to possible redemption	(6,876,643)	(69,455,198)	—	(69,455,198)

Net loss	—	—	(67,226)	(67,226)

Balance – December 31, 2020	2,498,357	$5,076,538	$(76,533)	$5,000,005

The accompanying notes are an integral part of the financial statements.

BULL HORN HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(67,226)	$(2,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,204)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(51,815)	—
Accrued expenses	4,550	450
Net cash used in operating activities	(115,695)	(1,784)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(75,750,000)	—
Net cash used in investing activities	(75,750,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	73,500,000	—
Proceeds from sale of Private Warrants	3,750,000	—
Proceeds from promissory note – related party	42,186	90,571
Repayment from promissory note – related party	(194,830)	—
Payment of offering costs	(324,982)	(88,282)
Net cash provided by financing activities	76,772,374	2,289

Net Change in Cash	906,679	505
Cash – Beginning	505	—
Cash – Ending	$907,184	$505

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$65,519,462	$—
Change in value of ordinary shares subject to possible redemption	$(64,264)	$—
Deferred underwriting fee payable	$2,250,000	$—
Offering costs included in accrued offering costs	$—	$2,758

The accompanying notes are an integral part of the financial statements.

BULL HORN HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2020, the Company had not yet commenced any operations. All activity from November 27, 2018 (inception) through December 31, 2020 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”).

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

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.10 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 320 "Debt and Equity Securities."  These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statement of operations.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2020 and 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2019, weighted average shares were reduced for the effect of an aggregate of 281,250 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 7,500,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended
	December 31, 2020	December 31, 2019
Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,104	$—
Unrealized gain (loss) on marketable securities held in Trust Account
Less: interest available to be withdrawn for payment of taxes	—
Less: interest available to be withdrawn for working capital	—
Net income attributable	$1,104	$—
Denominator: Weighted Average Ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	6,883,115	—
Basic and diluted net income per share	$0.00	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(67,226)	$(2,234)
Net income allocable to Ordinary shares subject to possible redemption	(1,104)	—
Non-Redeemable Net Loss	$(68,330)	$(2,234)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,972,758	1,731,164
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.03)	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, Imperial, I-Bankers and Northland (and their designees) purchased an aggregate of 3,750,000 Private Warrants at a price of $1.00 per Private Warrant, of which 2,625,000 Private Warrants were purchased by the Sponsor and 1,125,000 Private Warrants were purchased by Imperial, I-Bankers and Northland ($3,750,000 in the aggregate). Each of these Private Warrants allow the holder thereof to purchase one ordinary share. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Warrants are identical to the Public Warrants sold in the Initial Public Offering, except for the Private Warrants allow the holder thereof to one ordinary share and as further described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

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

The 2,156,250 founder shares included an aggregate of up to 281,250 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering). On December 10, 2020, the underwriters notified the Company that they would not be exercising the over-allotment option and as a result, the Sponsor returned 281,250 Ordinary Shares to the Company for no consideration and such Ordinary Shares were canceled.

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

Assignment of Private Placement Warrants

Effective December 10, 2020, by agreements between the Sponsor, Imperial, I-Bankers and Northland, an aggregate of 375,000 private warrants were assigned by Imperial, I-Bankers and Northland to the Sponsor.

Promissory Note — Related Party

On November 18, 2018, as amended on December 23, 2019, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the Initial Public Offering. As of December 31, 2019, there was $152,644, outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $194,830 was repaid at the closing of the Initial Public Offering on November 3, 2020.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the Initial Public Offering, or $2,250,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2020 and 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2020 and 2019, there were 2,498,357 and 2,156,250 ordinary shares issued and outstanding, excluding 6,876,643 and no ordinary shares subject to possible redemption, respectively.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$75,751,204

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 29, 2020, by and among the Company and Imperial Capital LLC. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities*
10.1	Letter Agreement, dated October 29, 2020, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated October 29, 2020, by and among the Company and certain security holders. (1)
10.4	Private Placement Warrants Purchase Agreement, dated October 29, 2020, by and between the Company and Imperial Capital LLC, I-Bankers Securities, Inc. and Northland Securities, Inc.(1)
10.5	Private Placements Warrants Purchase Agreement, dated October 29, 2020, by and between the Company and Bull Horn Holdings Sponsor LLC. (1)
10.6	Subscription Purchase Agreement, dated January 8, 2019, by and between the Company and the Sponsor. (3)
10.7	Form of Indemnity Agreement, dated October 29, 2020, by and between the Company and each of its officers and directors. (1)
10.8	Form of Subscription Agreement, dated October 29, 2020, by and between the Sponsor and each Anchor Investor. (1)
14.1	Form of Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 3, 2020.
(2)	Incorporated by reference to the Company’s S-1/A, filed with the SEC on October 9, 2020.
(3)	Incorporated by reference to the Company’s S-1/A, filed with the SEC on September 21, 2020

30

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2021	Bull Horn Holdings Corp.

	By:	/s/ Robert Striar
	Name:	Robert Striar
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert Striar	Chief Executive Officer and Director	March 31, 2021
Robert Striar	(Principal Executive Officer)

/s/ Christopher Calise	Chief Financial Officer and Director	March 31, 2021
Christopher Calise	(Principal Financial and Accounting Officer)

/s/ Stephen Master	Director	March 31, 2021
Stephen Master

/s/ Michael Gandler	Director	March 31, 2021
Michael Gandler

/s/ Jeff Wattenberg	Director	March 31, 2021
Jeff Wattenberg

/s/ Doug Schaer	Director	March 31, 2021
Doug Schaer

/s/ Baron Davis	Director	March 31, 2021
Baron Davis

31