Form 10-K/A
period 2020-12-31
Bull Horn Holdings Corp.
filed 2021-07-28
CIK 1759186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of July 28, 2021, there were 9,375,000 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

EXPLANATORY NOTE

Bull Horn Holdings Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to our Annual Report on Form 10-K/A (this “Amendment”), to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on March 31, 2021 (the “Original Filing”), to restate our financial statements as of, and for, the periods ended November 3, 2020 and December 31, 2020 included in our Current Report on Form 8-K (the “Closing 8-K”) and the Original Filing filed with the SEC on November 9, 2020 and March 31, 2021, respectively (collectively, the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, we classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (collectively, the “Warrants”) as equity instruments. Upon further consideration of the rules and SEC guidance issued in April 2021 as described below, we concluded that the Warrants are precluded from equity classification. As a result, we concluded that the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, after consultation our accounting advisors, on May 12, 2021 our management and the audit committee of our board of directors concluded that the Original Financial Statements contained an error that was quantitatively material and therefore should no longer be relied upon, which error required restatement in order to correct the classification error relating to the Warrants.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported cash and cash equivalents, investments held in our trust account, operating expenses or total cash flows from operations for any of the affected periods.

We have not amended the Closing 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included in this Amendment.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1, 32.2, and 32.3) to this Amendment under Item 15 of Part IV hereof.

Restatement Background

On April 12, 2021, the staff of the Division of Corporation Finance of the SEC issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the reclassification of the Warrants in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

Internal Control and Disclosure Controls Considerations

In connection with this restatement, our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Item 9A, Controls and Procedures.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement described above:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s filings with the SEC since the date of filing of the Original Filing and all of the Company’s filings with the SEC after the date hereof.

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

v

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

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially $10.10 per share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after our initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

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

In addition, please review the following additional risk factors relating to or arising out of the accounting for our public and private warrants:

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the Division of Corporation Finance of the SEC issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). In the Public Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the Public Statement, we reevaluated the accounting treatment of our 7,500,000 public warrants and 3,750,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting and disclosure controls and procedures relating to the accounting classification of our warrants. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Item 9A of this Report, we identified a material weakness in our internal control over financial reporting and disclosure controls and procedures related to the classification and reporting of our warrants as equity instead of liabilities. On May 12, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020. Accordingly, our management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

We have implemented a remediation plan, described under Item 9A of this Report, to remediate the material weakness surrounding our historical accounting for and presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we believe we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the Public Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting and disclosure controls and procedures.

As a result of such material weakness, the restatement related to the accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting and disclosure controls and procedures. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

For the complete list of risks relating to our business and operations, see the section titled “Risk Factors” contained in our prospectus, dated October 29, 2021, filed with the SEC on November 2, 2020.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices are located at 801 S. Pointe Drive, Suite TH-1, Miami Beach, Florida 33139 and our telephone number is (305) 671-3341. Our sponsor provides, at no cost to us, office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from November 27, 2018 (inception) through November 3, 2020. We are restating our historical financial results for such period to reclassify our warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note to this Report with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify our warrants issued in connection with our initial public offering and concurrent private placement as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had net loss of $17,279,776, which consisted of operating costs of $68,430, transaction costs allocable to warrant liabilities of $112,550, and a change in fair value of warrant liabilities of $17,100,000, offset by interest income on marketable securities held in the trust account of $1,204.

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

For the year ended December 31, 2020, cash used in operating activities was $115,695. Net loss of $17,279,776 was impacted by interest earned on marketable securities held in the trust account of $1,204, change in fair value of warrant liability of $17,100,000 and transaction costs incurred in connection with the Initial Public Offering of $112,550. Changes in operating assets and liabilities used $47,265 of cash from operating activities.

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

Warrant Liability

We account for our warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40-15-7D and 7F, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The private placement warrants and the public warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the public warrants from the units, the public warrant quoted market price was used as the fair value as of each relevant date.

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the restatement of our financial statements to reclassify our warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the public and private warrants we issued in connection with our initial public offering. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Report, our management (in consultation with our accounting advisors) identified a material weakness in our internal control over financial reporting and disclosure controls and procedures related to the accounting for and reporting of a significant and unusual transaction related to the warrants we issued in connection with our initial public offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the year ended December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting and disclosure controls and procedures. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements, notably our public and private warrants. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 12, 2021, with the approval of the audit committee of our board of directors, we revised our prior position on the accounting for our public and private warrants and concluded that our previously issued financial statements as of and for the year ended December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

Other than as noted before, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, notably our public and private warrants. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bull Horn Holdings Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the year then ended, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

March 31, 2021, except for the effects of the restatement disclosed in Notes 2, and the subsequent event discussed in Note 10 as to which the date is July 28, 2021

BULL HORN HOLDINGS CORP.

BALANCE SHEETS

	December 31,
	2020	2019
	(Restated)
ASSETS
Current Assets
Cash	$907,184	$505
Prepaid expenses	51,815	—
Total Current Assets	958,999	505

Deferred offering costs	—	171,040
Marketable securities held in Trust Account	75,751,204	—
Total Assets	$76,710,203	$171,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$5,000	$450
Accrued offering costs	—	2,758
Promissory note – related party	—	152,644
Total Current Liabilities	5,000	155,852

Warrant liability	20,700,000	—
Deferred underwriting fee payable	2,250,000	—
Total Liabilities	22,955,000	155,852

Commitments

Ordinary shares subject to possible redemption, 4,827,171 shares at redemption value	48,755,202	—

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 4,547,829 and 2,156,250 shares issued and outstanding (excluding 4,827,171 and no shares subject to possible redemption) at December 31, 2020 and 2019, respectively	22,289,084	25,000
Accumulated deficit	(17,289,083)	(9,307)
Total Shareholders’ Equity	5,000,001	15,693
Total Liabilities and Shareholders’ Equity	$76,710,203	$171,545

The accompanying notes are an integral part of the financial statements.

BULL HORN HOLDINGS CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
	(Restated)
Operating costs	$68,430	$2,234
Loss from operations	$(68,430)	(2,234)

Other income (expense):
Change in fair value of warrant liability	(17,100,000)	—
Transaction costs related to the warrant liability	(112,550)	—
Interest income on marketable securities held in Trust Account	1,204	—

Net loss	$(17,279,776)	$(2,234)

Basic and diluted weighted average shares outstanding, Ordinary Shares subject to redemption	6,526,679	—

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.00	$—

Basic and diluted weighted average shares outstanding, Ordinary shares	2,029,242	1,731,164

Basic and diluted net loss per share, Ordinary shares	$(8.52)	$(0.00)

The accompanying notes are an integral part of the financial statements.

BULL HORN HOLDINGS CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – January 1, 2019	1	$25,000	$(7,073)	$17,927

Issuance of ordinary shares to Sponsor	2,156,249	—	—	—

Net loss	—	—	(2,234)	(2,234)

Balance – December 31, 2019	2,156,250	25,000	(9,307)	15,693

Sale of 7,500,000 Units, net of underwriting discounts and offering costs	7,500,000	69,069,286	—	69,069,286

Cash paid in excess of fair value of Private Placement Warrants	—	1,950,000	—	1,950,000

Forfeiture of Founder Shares	(281,250)	—	—	—

Ordinary shares subject to possible redemption	(4,827,171)	(48,755,202)	—	(48,755,202)

Net loss	—	—	(17,279,776)	(17,279,776)

Balance – December 31, 2020 (Restated)	4,547,829	$22,289,084	$(17,289,083)	$5,000,001

The accompanying notes are an integral part of the financial statements.

BULL HORN HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(17,279,776)	$(2,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,204)	—
Change in fair value of warrant liability	17,100,000	—
Transaction costs incurred in connection with the warrant liability	112,550	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(51,815)	—
Accrued expenses	4,550	450
Net cash used in operating activities	(115,695)	(1,784)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(75,750,000)	—
Net cash used in investing activities	(75,750,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	73,500,000	—
Proceeds from sale of Private Warrants	3,750,000	—
Proceeds from promissory note – related party	42,186	90,571
Repayment from promissory note – related party	(194,830)	—
Payment of offering costs	(324,982)	(88,282)
Net cash provided by financing activities	76,772,374	2,289

Net Change in Cash	906,679	505
Cash – Beginning	505	—
Cash – Ending	$907,184	$505

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$65,919,462	$—
Change in value of ordinary shares subject to possible redemption	$(17,164,260)	$—
Deferred underwriting fee payable	$2,250,000	$—
Offering costs included in accrued offering costs	$—	$2,758

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

The registration statement for the Company’s Initial Public Offering was declared effective on October 29, 2020. On November 3, 2020, the Company consummated the Initial Public Offering of 7,500,000 units (the “Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $75,000,000 which is described in Note 5.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,750,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Company’s sponsor, Bull Horn Holdings Sponsor LLC (the “Sponsor”), Imperial Capital, LLC (“Imperial”), I-Bankers Securities, Inc. (“I-Bankers”) and Northland Securities, Inc. (“Northland”) (and their designees), generating gross proceeds of $3,750,000, which is described in Note 6. Each of these Private Warrants allow the holder thereof to purchase one ordinary share.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 9) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of share, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the staff of the Division of Corporation Finance of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of November 5, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary share. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary share if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary share in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that certain warrant provisions preclude equity treatment replaced by, under the indexation guidance of ASC section 815-40.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on November 3, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of November 3, 2020
Warrant Liability	$—	$3,600,000	$3,600,000
Ordinary Share Subject to Possible Redemption	69,519,462	(3,600,000)	65,919,462
Additional Paid-in Capital	5,012,274	112,550	5,124,824
Accumulated Deficit	(12,265)	(112,550)	(124,815)

Balance Sheet as of December 31, 2020
Warrant Liability	$—	$20,700,000	$20,700,000
Ordinary Share Subject to Possible Redemption	69,455,198	(20,700,000)	48,755,198
Additional Paid-in Capital	5,076,538	17,212,546	22,289,088
Accumulated Deficit	(76,533)	(17,212,550)	(17,289,083)
Stockholders’ Equity	5,000,005	(4)	5,000,001

Statement of Operations for the Year ended December 31, 2020
Change in fair value of warrant liability	$—	$17,100,000	$17,100,000
Transaction costs associated with warrant liability	—	112,550	112,550

Net loss	(67,226)	(17,212,550)	(17,279,776)
Weighted average shares outstanding, Ordinary share subject to possible redemption	6,883,115	(356,436)	6,526,679
Basic and diluted net income per share, Ordinary share subject to possible redemption	—	—	—
Weighted average shares outstanding, Ordinary share	1,972,758	56,484	2,029,242
Basic and diluted net loss per share, Ordinary share	(0.3)	(8.49)	(8.52)

Statement of Changes in Shareholders’ Equity for the Year ended December 31, 2020
Sale of 7,500,000 Units, net of underwriting discounts and offering costs	70,756,736	(1,687,450)	69,069,286
Change in fair value of warrant liability	3,750,000	(3,750,000)	—
Cash paid in excess of fair value of Private Placement Warrants	—	1,950,000	1,950,000
Ordinary Shares subject to possible redemption	(69,455,198)	20,699,996	(48,755,202)
Net loss	$(67,226)	$(17,212,550)	$(17,279,776)

Statement of Cash Flow for the Year ended December 31, 2020
Net loss	$(67,226)	$(17,212,550)	$(17,279,776)
Change in fair value of warrant liability	—	(17,100,000)	(17,100,000)
Transaction costs associated with warrant liability	—	(112,550)	(112,550)
Initial classification of Ordinary share subject to possible redemption	65,519,462	400,000	65,919,462
Change in value of Ordinary share subject to possible redemption	(64,264)	(17,099,996)	(17,164,260)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.”  These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statement of operations.

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

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Loss Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2019, weighted average shares were reduced for the effect of an aggregate of 281,250 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 7,500,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended
	December 31, 2020	December 31, 2019
Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$775	$—
Unrealized gain (loss) on marketable securities held in Trust Account	—	—
Less: interest available to be withdrawn for payment of taxes	—	—
Less: interest available to be withdrawn for working capital	—	—
Net income attributable	$775	$—
Denominator: Weighted Average Ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	6,526,679	—
Basic and diluted net income per share	$0.00	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(17,279,776)	$(2,234)
Net income allocable to Ordinary shares subject to possible redemption	(775)	—
Non-Redeemable Net Loss	$(17,280,551)	$(2,234)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,029,242	1,731,164
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(8.52)	$(0.00)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 7,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, Imperial, I-Bankers and Northland (and their designees) purchased an aggregate of 3,750,000 Private Warrants at a price of $1.00 per Private Warrant, of which 2,625,000 Private Warrants were purchased by the Sponsor and 1,125,000 Private Warrants were purchased by Imperial, I-Bankers and Northland ($3,750,000 in the aggregate). Each of these Private Warrants allow the holder thereof to purchase one ordinary share. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Warrants are identical to the Public Warrants sold in the Initial Public Offering, except for the Private Warrants allow the holder thereof to one ordinary share and as further described in Note 9. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. SHAREHOLDERS’ EQUITY

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

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2020 and 2019, there were 4,547,829 and 2,156,250 ordinary shares issued and outstanding, excluding 4,827,171 and no ordinary shares subject to possible redemption, respectively.

NOTE 9. WARRANTS

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$75,751,204

Liabilities:
Warrant Liability – Public Warrants	1	10,350,000
Warrant Liability – Private Placement Warrants	3	10,350,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on November 3, 2020, the date of the Company’s Initial Public Offering, using a binomial lattice model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the binomial lattice simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	November 3, 2020 (Initial Measurement)
Risk-free interest rate	0.41%
Trading days per year	252
Expected volatility	11.0%
Exercise price	$11.50
Stock Price	$9.76

On November 3, 2020 the Private Placement Warrants and Public Warrants were determined to be $0.48 and $0.24 per warrant for aggregate values of $1.80 million and $1.80 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the binomial lattice simulation model for the Private Placement Warrants were as follows at December 31, 2020:

Input	December 31, 2020
Risk-free interest rate	0.39%
Trading days per year	252
Expected volatility	34.4%
Exercise price	$11.50
Stock Price	$10.19

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $10.35 million and $10.35 million, respectively.

The following table presents the changes in the fair value of warrant liabilities at Level 3:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2020	$—	$—	$—
Initial measurement on November 3, 2020 (IPO)	1,800,000	1,800,000	3,600,000
Transfers out of Level 3	—	(1,800,000)	(1,800,000)
Change in valuation inputs or other assumptions	8,550,000	—	8,550,000
Fair value as of December 31, 2020	$10,350,000	$—	$10,350,000

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $1,800,000 during the period from November 3, 2020 through December 31, 2020.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 29, 2020, by and among the Company and Imperial Capital LLC. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities***
10.1	Letter Agreement, dated October 29, 2020, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated October 29, 2020, by and among the Company and certain security holders. (1)
10.4	Private Placement Warrants Purchase Agreement, dated October 29, 2020, by and between the Company and Imperial Capital LLC, I-Bankers Securities, Inc. and Northland Securities, Inc.(1)
10.5	Private Placements Warrants Purchase Agreement, dated October 29, 2020, by and between the Company and Bull Horn Holdings Sponsor LLC. (1)
10.6	Subscription Purchase Agreement, dated January 8, 2019, by and between the Company and the Sponsor. (3)
10.7	Form of Indemnity Agreement, dated October 29, 2020, by and between the Company and each of its officers and directors. (1)
10.8	Form of Subscription Agreement, dated October 29, 2020, by and between the Sponsor and each Anchor Investor. (1)
14.1	Form of Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 3, 2020.
(2)	Incorporated by reference to the Company’s S-1/A, filed with the SEC on October 9, 2020.
(3)	Incorporated by reference to the Company’s S-1/A, filed with the SEC on September 21, 2020

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 28, 2021	Bull Horn Holdings Corp.

	By:	/s/ Robert Striar
	Name:	Robert Striar
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert Striar	Chief Executive Officer and Director	July 28, 2021
Robert Striar	(Principal Executive Officer)

/s/ Christopher Calise	Chief Financial Officer and Director	July 28, 2021
Christopher Calise	(Principal Financial and Accounting Officer)

/s/ Stephen Master	Director	July 28, 2021
Stephen Master

/s/ Michael Gandler	Director	July 28, 2021
Michael Gandler

/s/ Jeff Wattenberg	Director	July 28, 2021
Jeff Wattenberg

/s/ Doug Schaer	Director	July 28, 2021
Doug Schaer

/s/ Baron Davis	Director	July 28, 2021
Baron Davis