Form 10-Q
period 2021-03-31
Bull Horn Holdings Corp.
filed 2021-07-30
CIK 1759186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of July 30, 2021, there were 9,375,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

BULL HORN HOLDINGS CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

BULL HORN HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$766,686	907,184
Prepaid expenses and other current assets	77,611	51,815
Total Current Assets	844,297	958,999

Marketable securities held in Trust Account	75,753,072	75,751,204
TOTAL ASSETS	$76,597,369	$76,710,203

LIABILITIES AND SHAREHOLDER EQUITY
Current liabilities
Accounts payable and accrued expenses	$31,816	$5,000
Total Current Liabilities	31,816	5,000

Warrant liability	6,487,500	20,700,000
Deferred underwriting fee payable	2,250,000	2,250,000
Total Liabilities	8,769,316	22,955,000

Commitments

Ordinary shares subject to redemption, 6,220,347 and 4,827,171 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	62,828,052	48,755,202

Shareholder Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 3,154,653 and 4,547,829 shares issued and outstanding (excluding 6,220,347 and 4,827,171 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	8,216,234	22,289,084
Accumulated deficit	(3,216,233)	(17,289,083)
Total Shareholder Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$76,597,369	$76,710,203

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating costs	$141,518	$—
Loss from operations	(141,518)	—

Other income:
Change in fair value of warrant liability	14,212,500	—
Interest income on marketable securities held in Trust Account	1,868	—
Other interest income	—	2
Other income, net	14,214,368	2

Net income	$14,072,850	$2

Basic and diluted weighted average shares outstanding, Ordinary Shares subject to redemption	4,827,171	—

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.00	$—

Basic and diluted weighted average shares outstanding, Ordinary shares	4,547,829	1,875,000

Basic and diluted net loss per share, Ordinary shares	$3.09	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares		Accumulated	Total Shareholder’s
	Shares	Amount	Deficit	Equity
Balance – January 1, 2021	4,547,829	$22,289,084	$(17,289,083)	$5,000,001

Change in value of ordinary shares subject to possible redemption	(1,393,176)	(14,072,850)	—	(14,072,850)

Net income	—	—	14,072,850	14,072,850
Balance – March 31, 2021	3,154,653	$8,216,234	$(3,216,233)	$5,000,001

THREE MONTHS ENDED MARCH 31, 2020

	Ordinary Shares		Accumulated	Total Shareholder’s
	Shares	Amount	Deficit	Equity
Balance – January 1, 2020	2,156,250	$25,000	$(9,307)	$15,693

Net income	—	—	2	2
Balance – March 31, 2020	2,156,250	$25,000	$(9,305)	$15,695

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$14,072,850	$2
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,868)	—
Change in fair value of warrant liability	(14,212,500)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,796)	—
Accrued expenses	26,816	(450)
Net cash used in operating activities	(140,498)	(448)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	800
Payment of offering costs	—	(350)
Net cash provided by financing activities	—	450

Net Change in Cash	(140,498)	2
Cash – Beginning	907,184	505
Cash – Ending	$766,686	$507

Non-cash investing and financing activities:
Change in value of ordinary shares subject to redemption	$14,072,850	—
Deferred underwriting fees	$2,250,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not yet commenced any operations. All activity from November 27, 2018 (inception) through March 31, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”).

The registration statement for the Company’s Initial Public Offering was declared effective on October 29, 2020. On November 3, 2020, the Company consummated the Initial Public Offering of 7,500,000 units (the “Units” and, with respect to the ordinary shares of the Company (the “ordinary shares”) included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $75,000,000. Each Unit consists of an ordinary shares and one redeemable warrant (the “Public Warrants”). See Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,750,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Company’s sponsor, Bull Horn Holdings Sponsor LLC (the “Sponsor”), Imperial Capital, LLC (“Imperial”), I-Bankers Securities, Inc. (“I-Bankers”) and Northland Securities, Inc. (“Northland”) (and their designees), generating gross proceeds of $3,750,000, which is described in Note 4. Each of these Private Placement Warrants allow the holder thereof to purchase one ordinary share.

Transaction costs amounted to $4,243,264 consisting of $1,500,000 of underwriting fees, $2,250,000 of deferred underwriting fees and $493,264 of other offering costs.

Following the closing of the Initial Public Offering on November 3, 2020, an amount of $75,750,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statement of operations.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Non-redeemable ordinary shares include Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended
	March 31, 2021	March 31, 2020
Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,549	$—
Unrealized gain (loss) on marketable securities held in Trust Account
Less: interest available to be withdrawn for payment of taxes	—
Less: interest available to be withdrawn for working capital	—
Net income attributable	$1,549	$—

Denominator: Weighted Average Ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	4,827,171	—

Basic and diluted net income per share	$0.00	$—

Non-Redeemable Ordinary Shares
Numerator: Net Income minus Net Earnings
Net Income	$14,072,850	$(2,234)
Net income allocable to Ordinary shares subject to possible redemption	(1,549)	—
Non-Redeemable Net Income	$14,071,301	$(2,234)

Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	4,547,829	1,731,164

Basic and diluted net loss per share, Non-redeemable ordinary shares	$3.09	$(0.00)

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 7,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one Public Warrant. Each Public Warrant entitles the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, Imperial, I-Bankers and Northland (and their designees) purchased an aggregate of 3,750,000 Private Placement Warrants at a price of $1.00 per Private Warrant, of which 2,625,000 Private Placement Warrants were purchased by the Sponsor and 1,125,000 Private Placement Warrants were purchased by Imperial, I-Bankers and Northland ($3,750,000 in the aggregate). The Sponsor, Imperial, I-Bankers and Northland have agreed to purchase up to an additional 337,500 Private Placement Warrants at a price of $1.00 per Private Warrant, or an aggregate of $337,500, in the case that the underwriters’ over-allotment option is exercised in full or in part. Each of these Private Placement Warrants allow the holder thereof to purchase one ordinary share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering, except that the Private Placement Warrants allow the holder thereof to one ordinary share and as further described in Note 8. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Private Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Registration Rights

Pursuant to a registration rights agreement entered into on October 29, 2020, the holders of the founder shares, the Private Placement Warrants and underlying securities, and any securities issued upon conversion of Working Capital Loans (and underlying securities) will be entitled to registration rights pursuant to a registration rights agreement. The holders of at least a majority in interest of the then-outstanding number of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, Imperial, I-Bankers and Northland may not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the Initial Public Offering, or $2,250,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2021 and December 31, 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 3,154,653 and 2,498,357 ordinary shares issued and outstanding, excluding 6,220,347 and 6,876,643 shares that are subject to possible redemption, respectively.

NOTE 8. WARRANTS

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The Company may call the warrants for redemption (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.01 per warrant:

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants only allow the holder thereof to one ordinary share and the ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$75,753,072	$75,751,204

Liabilities:
Warrant Liability – Public Warrants	1	$3,225,000	$10,350,000
Warrant Liability – Private Placement Warrants	3	$3,262,500	$10,350,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying March 31, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The fair value of the Private Placement Warrants was estimated at March 31, 2021 and December 31, 2020 to be $0.87 and $2.76, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	March 31, 2021	December 31, 2020
Risk-free interest rate	0.95%	0.39%
Trading days per year	252	252
Expected volatility	15.2%	34.4%
Exercise price	$11.50	$11.50
Stock Price	$9.77	$10.19

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$10,350,000	$10,350,000	$20,700,000
Change in fair value	(7,087,500)	(7,125,000)	(14,212,5000)
Fair value as of March 31, 2021	3,262,500	3,225,000	6,487,500

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the British Virgin Islands on November 27, 2018 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net income of $14,072,850, which consisted of change in fair value of warrant liability of $14,212,500 and interest income on marketable securities of $1,868, offset by operating costs of $141,518.

For the three months ended March 31, 2020, we had a net income of $2, which consisted of interest income from bank.

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

For the three months ended March 31, 2021, cash used in operating activities was $140,498. Net income of $14,072,850 was impacted by interest earned on marketable securities held in Trust Account of $1,868 and change in fair value of warrant liability of $14,212,500. Changes in operating assets and liabilities provided $1,020 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $448. Net income of $2 was impacted by changes in operating assets and liabilities provided $450 of cash from operating activities.

As of March 31, 2021, we had marketable securities held in the trust account of $75,753,072. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. These warrants would be identical to the private warrants.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for our warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40-15-7D and 7F under which the warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. Our private warrants and our public warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the public warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective solely as a result of the material weakness that existed in our internal control over financial reporting as described below, and which continues to exist as of March 31, 2021.

Material Weakness in Internal Control over Financial Reporting

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on SPACs’ balance sheets as opposed to equity. Since their issuance on November 3, 2020, our warrants to purchase common stock were accounted for as equity within our balance sheets and, based on our application of Financial Accounting Standards Board (“FASB”) ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), our statement of operations did not include subsequent non-cash changes in estimated fair value of our warrants. The views expressed in the SEC Statement were not consistent with our historical interpretation of specific provisions within our warrant agreement, dated as of October 29, 2020, and our application of ASC 815-40 to our warrant agreement. As a result of these developments, we reviewed our treatment of our warrants and filed an Amendment No. 1 to the Annual Report on Form 10-K filed on July 28, 2021 (the “10-K/A”). The 10-K/A provided for the restatement of our warrants as a liability for the affected period as described therein. As a result of the SEC Statement, we have changed our going-forward treatment of our warrants. The results found in this Form 10-Q are consistent with this treatment.

In connection with above-mentioned restatement, we identified a material weakness in our internal control over financial reporting resulting solely from a lack of independent review of technical accounting matters. During the first quarter of 2021, we have undertaken specific remediation actions to address the control deficiencies in our financial reporting. We added new control activities, modified existing controls, and enhanced the documentation that evidences that controls are performed.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there were no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in our Form 10-K/A, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2021. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued the SEC Statement, which specifically focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

The accounting treatment of our warrants may have an adverse effect on the market price of our securities and/or may make it more difficult for us to consummate an initial business combination.

We account for the 11,250,000 warrants issued in connection with our initial public offering (including the 7,500,000 warrants sold as part of the units in the initial public offering and the 3,750,000 private placement warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the reclassification of our warrants, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

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

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 3,750,000 warrants (the “Private Placement Warrants”) to our Sponsor, Imperial, I-Bankers and Northland at a price of $1.00 per Private Warrant, generating total proceeds of $3,750,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, and the sale of the Private Placement Warrants, $75,750,000 was placed in the Trust Account.

We paid a total of $1,500,000 in underwriting discounts and commissions and $493,264 for other costs and expenses related to the Initial Public Offering. In addition, the underwriter agreed to defer $2,250,000 in underwriting discounts and commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULL HORN HOLDINGS CORP.

Date: July 30, 2021		/s/ Robert Striar
	Name:	Robert Striar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2021		/s/ Christopher Calise
	Name:	Christopher Calise
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)