Form 10-Q
period 2021-06-30
Bull Horn Holdings Corp.
filed 2021-09-14
CIK 1759186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of September 14, 2021, there were 9,375,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

BULL HORN HOLDINGS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

BULL HORN HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$644,481	907,184
Prepaid expenses and other current assets	46,793	51,815
Total Current Assets	691,274	958,999

Marketable securities held in Trust Account	75,754,961	75,751,204
TOTAL ASSETS	$76,446,235	$76,710,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$34,440	$5,000
Total Current Liabilities	34,440	5,000

Warrant liability	8,137,500	20,700,000
Deferred underwriting fee payable	2,250,000	2,250,000
Total Liabilities	10,421,940	22,955,000

Commitments

Ordinary shares subject to redemption, 6,041,613 and 4,827,171 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	61,024,287	48,755,202

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 3,333,387 and 4,547,829 shares issued and outstanding (excluding 6,041,613 and 4,827,171 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	10,019,999	22,289,084
Accumulated deficit	(5,019,991)	(17,289,083)
Total Shareholders’ Equity	5,000,008	5,000,001
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$76,446,235	$76,710,203

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating and formation costs	$155,688	$450	$297,206	$448
Loss from operations	(155,688)	(450)	(297,206)	(448)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,889	—	3,757	—
Change in fair value of private warrants liability	(1,650,000)	—	12,562,500	—
Other interest income	41	—	41	—
Other (expense) income, net	(1,648,070)	—	12,566,298	—

Net (loss) income	$(1,803,758)	$(450)	$12,269,092	$(448)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,220,347	—	5,527,608	—

Basic and diluted net income per share, ordinary shares subject to possible redemption	$—	$—	$—	$—

Weighted average shares outstanding, basic and diluted	3,154,653	1,875,000	5,248,266	1,875,000

Basic and diluted net income (loss) per ordinary share	$(0.57)	$—	$2.34	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – January 1, 2021	$4,547,829	$22,289,084	$(17,289,083)	$5,000,001

Change in value of ordinary shares subject to possible redemption	(1,393,176)	(14,072,850)	—	(14,072,850)

Net income	—	—	14,072,850	14,072,850
Balance – March 31, 2021	$3,154,653	$8,216,234	$(3,216,233)	$5,000,001

Change in value of ordinary shares subject to possible redemption	178,734	1,803,765	—	1,803,765

Net loss	—	—	(1,803,758)	(1,803,758)
Balance – June 30, 2021	$3,333,387	$10,019,999	$(5,019,991)	$5,000,008

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – January 1, 2020	$2,156,250	$25,000	$(9,307)	$15,693

Net income	—	—	2	2
Balance – March 31, 2020	$2,156,250	$25,000	$(9,305)	$15,695

Net income	—	—	(450)	(450)
Balance – June 30, 2020	$2,156,250	$25,000	$(9,755)	$15,245

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$12,269,092	$(448)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,757)	—
Change in fair value of warrant liability	(12,562,500)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,022	—
Accrued expenses	29,440	(450)
Net cash used in operating activities	(262,703)	(898)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	1,100
Payment of offering costs	—	(350)
Net cash provided by financing activities	—	750

Net Change in Cash	(262,703)	(148)
Cash – Beginning	907,184	505
Cash – Ending	$644,481	$357

Non-cash investing and financing activities:
Change in value of ordinary shares subject to redemption	$12,269,085	$—
Deferred underwriting fees	$2,250,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity from November 27, 2018 (inception) through June 30, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”).

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statement of operations.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	1,522	—	3,026	—
Unrealized gains (loss) on marketable securities held in Trust Account
Less: interest available to be withdrawn for payment of taxes	—	—	—	—
Less: interest available to be withdrawn for working capital	—	—	—	—
Net Income allocable to ordinary shares subject to possible redemption	$1,522	$—	$3,026	$—

Denominator: Weighted Average Ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	6,220,347	—	5,527,608	—
Basic and diluted net income per share	$—	$—	$—	$—

Non-Redeemable Ordinary Stock
Numerator: Net (loss) income minus Net Earnings
Net (loss) income	$(1,803,758)	$(450)	$12,269,092	$(448)
Less: Net income allocable to ordinary shares subject to possible redemption	(1,522)	—	(3,026)	—
Non-Redeemable Net (loss) income	$(1,805,280)	$(450)	$12,266,066	$(448)

Denominator: Weighted Average Non-Redeemable Ordinary Shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,154,653	1,875,000	5,248,266	1,875,000
Basic and diluted net (loss) income per share, Non-redeemable ordinary shares	$(0.57)	$—	$2.34	$—

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Promissory Note — Related Party

On November 18, 2018, as amended on December 23, 2019, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $194,830 was repaid at the closing of the Initial Public Offering on November 3, 2020. There are no further borrowings available under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Private Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020 there were no amounts outstanding under the Working Capital Loans.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Anchor Investors

Six unaffiliated qualified institutional buyers (who are also not affiliated with the Sponsor or any member of the Company’s management team) purchased Units in the Initial Public Offering at a level of 9.9% of the Units subject to the Initial Public Offering (which aggregates to 59.4% of the Units subject to the Initial Public Offering) and entered into subscription agreements with the Sponsor to memorialize their agreement. The Company refers to these investors as “anchor investors.” In consideration of providing these agreements, the anchor investors each purchased membership interests in the Sponsor, for nominal consideration, entitling them to an interest in an aggregate of 270,000 founder shares held by the Sponsor or 45,000 founder shares for each anchor investor (which the Company refers to as the “anchor founder shares”). The anchor founder shares are treated the same in all material respects as the founder shares held by the Sponsor, except (i) such investors will forfeit their anchor founder shares if they do not purchase a number of Units equal to 9.9% of the number Units sold in the Initial Public Offering and (ii) such anchor founder shares shall have the right not to be subject to adjustments or cutbacks in the event the Sponsor agrees to any such adjustments or cutbacks (of its shares) in connection with the initial Business Combination. Discussions with each anchor investor were separate and the arrangements with them are not contingent on each other. Further, to the Company’s knowledge, the anchor investors are not affiliated with each other and are not acting together with regards to the Company. The amount of the fair value of subscription agreements with the anchor investors in excess of the amount paid was treated as contributed capital and offering costs related to the Initial Public Offering, both included in additional paid-in capital.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the Initial Public Offering, or $2,250,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2021 and December 31, 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 3,333,387 and 4,547,829 ordinary shares issued and outstanding, excluding 6,041,613 and 4,827,171 shares that are subject to possible redemption, respectively.

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

JUNE 30, 2021

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary share. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary share if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants and Public Warrants are not indexed to the Company’s ordinary share in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that certain warrant provisions preclude equity treatment as by ASC Section 815-10-15.

The Company accounts for its Public Warrants and Private Placement Warrants as liabilities as set forth in ASC 815-40-15-7D and 7F. See Note 9 for details over the methodology and valuation of the warrants.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$75,754,961	$75,751,204

Liabilities:
Warrant Liability – Public Warrants	1	$4,050,000	$10,350,000
Warrant Liability – Private Placement Warrants	3	$4,087,500	$10,350,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

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

The fair value of the Private Placement Warrants was estimated at June 30, 2021 and December 31, 2020 to be $1.09 and $2.76, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	June 30, 2021	December 31, 2020
Risk-free interest rate	0.81%	0.39%
Trading days per year	252	252
Expected volatility	18.0%	34.4%
Exercise price	$11.50	$11.50
Stock Price	$9.87	$10.19

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$10,350,000	$10,350,000	$20,700,000
Change in fair value	(6,262,500)	(6,300,000)	(12,562,500)
Fair value as of June 30, 2021	$4,087,500	$4,050,000	$8,137,500

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $1,803,758, which consisted of change in fair value of warrant liability of $1,650,000 and operating costs of $155,688, offset by interest income on marketable securities and other interest of $1,930.

For the six months ended June 30, 2021, we had a net income of $12,269,092, which consisted of change in fair value of warrant liability of $12,562,500 and interest income on marketable securities and other interest of $3,798, offset by operating costs of $297,206.

For the three months ended June 30, 2020, we had a net loss of $450, which consisted of operating expenses.

For the six months ended June 30, 2020, we had a net loss of $448, which consisted of operating expenses.

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

For the six months ended June 30, 2021, cash used in operating activities was $262,703. Net income of $12,269,092 was impacted by interest earned on marketable securities held in Trust Account of $3,757 and change in fair value of warrant liability of $12,562,500. Changes in operating assets and liabilities provided $34,462 of cash from operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $898. Net loss of $448 was impacted by changes in operating assets and liabilities provided $450 of cash from operating activities.

As of June 30, 2021, we had marketable securities held in the trust account of $75,754,961. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective solely as a result of the material weakness that existed in our internal control over financial reporting as described below, and which continues to exist as of June 30, 2021.

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

In connection with above-mentioned restatement, we identified a material weakness in our internal control over financial reporting resulting solely from a lack of independent review of technical accounting matters. During the first half of 2021, we have undertaken specific remediation actions to address the control deficiencies in our financial reporting. We added new control activities, modified existing controls, and enhanced the documentation that evidences that controls are performed.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2021, as amended, and our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULL HORN HOLDINGS CORP.

Date: September 14, 2021		/s/ Robert Striar
	Name:	Robert Striar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2021		/s/ Christopher Calise
	Name:	Christopher Calise
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)