Form 10-Q
period 2021-09-30
Bull Horn Holdings Corp.
filed 2021-11-16
CIK 1759186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 16, 2021, there were 9,375,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

BULL HORN HOLDINGS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

BULL HORN HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated)
ASSETS
Current Assets	,
Cash	$584,634	907,184
Prepaid expenses and other current assets	18,670	51,815
Total Current Assets	603,304	958,999

Marketable securities held in Trust Account	75,756,871	75,751,204
TOTAL ASSETS	$76,360,175	$76,710,203

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$46,471	$5,000
Total Current Liabilities	46,471	5,000

Warrant liabilities	3,862,500	20,700,000
Deferred underwriting fee payable	2,250,000	2,250,000
Total Liabilities	6,158,971	22,955,000

Commitments

Ordinary shares subject to redemption, 7,500,000 shares at redemption value as of September 30, 2021 and December 31, 2020	75,756,871	75,751,204

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,875,000 shares issued and outstanding (excluding 7,500,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	25,000	25,000
Accumulated deficit	(5,580,667)	(22,021,001)
Total Shareholders’ Deficit	(5,555,667)	(21,996,001)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$76,360,175	$76,710,203

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2021	2020	2021	2020

Operating and formation costs	$100,017	$50	$397,223	$498
Loss from operations	(100,017)	(50)	(397,223)	(498)

Other income:
Interest earned on marketable securities held in Trust Account	1,910	—	5,667	—
Change in fair value of private warrants liabilities	4,275,000	—	16,837,500	—
Other interest income	16	—	57	—
Other income	4,276,926	—	16,843,224	—

Net income (loss)	$4,176,909	$(50)	$16,446,001	$(498)

Basic and diluted weighted average shares outstanding, ordinary shares	9,375,000	—	9,375,000	—

Basic and diluted net income per ordinary share	$0.45	$(0.00)	$1.75	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2021	1,875,000	$25,000	$(22,021,001)	$(21,996,001)

Accretion for ordinary shares to redemption amount	—	—	(1,868)	(1,868)

Net income	—	—	14,072,850	14,072,850
Balance – March 31, 2021 (restated)	1,875,000	$25,000	$(7,950,019)	$(7,925,019)

Accretion for ordinary shares to redemption amount	—	—	(1,889)	1,803,765

Net loss	—	—	(1,803,758)	(1,803,758)
Balance – June 30, 2021 (restated)	1,875,000	$25,000	$(9,755,666)	$(9,730,666)

Accretion for ordinary shares to redemption amount	—	—	(1,910)	(1,910)

Net income	—	—	4,176,909	4,176,909
Balance – September 30, 2021	1,875,000	$25,000	$(5,580,667)	$(5,555,667)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – January 1, 2020	2,156,250	$25,000	$(9,307)	$15,693

Net income	—	—	2	2
Balance – March 31, 2020	2,156,250	$25,000	$(9,305)	$15,695

Net loss	—	—	(450)	(450)
Balance – June 30, 2020	2,156,250	$25,000	$(9,755)	$15,245
Net loss	—	—	(50)	(50)
Balance – September 30, 2020	2,156,250	$25,000	$(9,805)	$15,195

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$16,446,001	$(498)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,667)	—
Change in fair value of warrant liabilities	(16,837,500)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	33,145	—
Accounts payable and accrued expenses	41,471	(450)
Net cash used in operating activities	(322,550)	(948)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	22,527
Repayment of promissory note – related party	—	(21,777)
Net cash provided by financing activities	—	750

Net Change in Cash	(322,550)	(198)
Cash – Beginning	907,184	505
Cash – Ending	$584,634	$307

Non-cash investing and financing activities:
Change in value of ordinary shares subject to redemption	$5,667	—
Offering costs included in accrued offering costs	$—	$5,000
Deferred underwriting fees	$2,250,000	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) and identifying a target company for a Business Combination.

The registration statement for the Initial Public Offering was declared effective on October 29, 2020. On November 3, 2020, the Company consummated the Initial Public Offering of 7,500,000 units (the “Units” and, with respect to the ordinary shares of the Company (the “ordinary shares”) included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $75,000,000. Each Unit consists of an ordinary shares and one redeemable warrant (the “Public Warrants”). See Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,750,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Company’s sponsor, Bull Horn Holdings Sponsor LLC (the “Sponsor”), Imperial Capital, LLC (“Imperial”), I-Bankers Securities, Inc. (“I-Bankers”) and Northland Securities, Inc. (“Northland”) (and their designees), generating gross proceeds of $3,750,000, which is described in Note 5. Each of these Private Placement Warrants allow the holder thereof to purchase one ordinary share.

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

SEPTEMBER 30, 2021

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company will have until May 3, 2022 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters of the Initial Public Offering have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount initially funded in the Trust Account ($10.10 per share).

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that COVID-19 and variants thereof, and governmental and societal actions to manage the pandemic, could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its ordinary shares subject to possible redemption. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include Public Shares subject to possible redemption, resulting in the Public Shares subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to ordinary shares and accumulated deficit.

The impact of the restatement on the Company’s financial statement is reflected in the following table.

	As Previously Reported	Adjustment	As Restated

Balance Sheet as of November 3, 2020
Ordinary shares subject to possible redemption	$65,919,462	$9,830,538	$75,750,000
Ordinary shares	$5,124,824	$(5,099,824)	$25,000
Accumulated deficit	$(124,815)	$(4,730,714)	$(4,855,529)
Total shareholders’ equity (deficit)	$5,000,009	$(9,830,538)	$(4,830,529)

Number of shares subject to redemption	6,526,679	973,321	7,500,000

Balance Sheet as of December 31, 2020
Ordinary shares subject to possible redemption	$48,755,202	$26,996,002	$75,751,204
Ordinary shares	$22,289,084	$(22,264,084)	$25,000
Accumulated deficit	$(17,289,083)	$(4,731,918)	$(22,021,001)
Total shareholders’ equity (deficit)	$5,000,001	$(26,996,002)	$(21,996,001)

Number of shares subject to redemption	4,827,171	2,672,829	7,500,000

Balance Sheet as of March 31, 2021
Ordinary shares subject to possible redemption	$62,828,052	$12,925,020	$75,753,072
Ordinary shares	$8,216,234	$(8,191,234)	$25,000
Accumulated deficit	$(3,216,233)	$(4,733,786)	$(7,950,019)
Total shareholders’ equity (deficit)	$5,000,001	$(12,925,020)	$(7,925,019)
Number of shares subject to redemption	6,220,347	1,279,653	7,500,000

Balance Sheet as of June 30, 2021
Ordinary shares subject to possible redemption	$61,024,287	$14,730,674	$75,754,961
Ordinary shares	$10,019,999	$(9,994,999)	$25,000
Accumulated deficit	$(5,019,991)	$(4,735,675)	$(9,755,666)
Total shareholders’ equity (deficit)	$5,000,008	$(14,730,674)	$(9,730,666)

Number of shares subject to redemption	6,041,613	1,458,387	7,500,000

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

	As Previously Reported	Adjustment	As Restated

Statement of Operations for the Period Ended December 31, 2020
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,526,679	(6,526,679)	—
Basic and diluted net income per share, Ordinary shares stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,029,242	(2,029,242)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(8.52)	$8.52	$—
Weighted average ordinary shares outstanding	—	3,063,525	3,063,525
Basic and diluted net loss per share ordinary share	$—	$(5.64)	$(5.64)

Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	4,827,171	(4,827,171)	—
Basic and diluted net income per share, Ordinary shares stock subject to possible redemption	—	—	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,547,829	(4,547,829)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$3.09	$(3.09)	$—
Weighted average ordinary shares outstanding	—	9,375,000	9,375,000
Basic and diluted net loss per share ordinary share	$—	$1.50	$1.50

Statement of Operations for the Three Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,220,347	(6,220,347)	—
Basic and diluted net income per share, Ordinary shares stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,154,653	(3,154,653)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(0.57)	$0.57	$—
Weighted average ordinary shares outstanding	—	9,375,000	9,375,000
Basic and diluted net loss per share ordinary share	$—	$(0.19)	$(0.19)

Statement of Operations for the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,527,608	(5,527,608)	—
Basic and diluted net income per share, Ordinary shares stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,248,266	(5,248,266)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$2.34	$(2.34)	$—
Weighted average ordinary shares outstanding	—	9,375,000	9,375,000
Basic and diluted net loss per share ordinary share	$—	$1.31	$1.31

Statement of Changes in Shareholders’ Equity (Deficit) for the Period Ended December 31, 2020
Sale of 7,500,000 Units, net of underwriting discounts	$69,069,286	(69,069,286)	—
Contribution in excess of fair value on sale of 3,750,000 Private Placement Warrants	1,950,000	(1,950,000)	—
Ordinary shares subject to possible redemption	$(71,019,286)	71,019,286	—
Accretion for ordinary shares subject to redemption amount	$—	(6,681,918)	(6,681,918)
Total shareholders’ equity (deficit)	$5,000,001	(26,996,002)	(21,996,001)

Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months ended March 31, 2021
Ordinary shares subject to possible redemption	(14,072,850)	14,072,850	—
Accretion for ordinary share subject to redemption amount	$—	(1,868)	(1,868)
Total shareholders’ equity (deficit)	$5,000,001	(12,925,020)	(7,925,019)

Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months ended June 30, 2021
Ordinary shares subject to possible redemption	(1,803,765)	1,803,765	—
Accretion for ordinary share subject to redemption value	—	(1,889)	(1,889)
Total shareholders’ equity (deficit)	5,000,008	(14,730,674)	(9,730,666)

Statement of Cash Flows for the Period Ended December 31, 2020
Initial classification of ordinary shares subject to possible redemption	65,919,462	(9,830,538)	75,750,000
Change in value of ordinary shares subject to possible redemption	(17,164,260)	17,165,464	1,204

Statement of Cash Flows for the Three Months Ended March 31, 2021
Change in value of ordinary shares subject to possible redemption	14,072,850	(14,069,778)	3,072

Statement of Cash Flows for the Six Months Ended June 30, 2021
Change in value of ordinary shares subject to possible redemption	12,269,085	(12,264,124)	4,961

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on March 31, 2021 and amended on July 28, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against ordinary shares and accumulated deficit.

At September 30, 2021 and December 31, 2020, the ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$75,000,000
Less:
Proceeds allocated to Public Warrants	(1,800,000)
Ordinary shares issuance costs	(4,130,714)
Plus:
Accretion of carrying value to redemption value	6,681,918

Ordinary shares subject to possible redemption, 12/31/20	75,751,204
Accretion of carrying value to redemption value	5,667
Ordinary shares subject to possible redemption, 9/30/21	$75,756,871

Warrant Liabilities

The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board’s (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The Public Warrants are exercisable to purchase 7,500,000 ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$4,176,909	(50)	16,446,001	(498)
Denominator:
Basic and diluted weighted average shares outstanding	9,375,000	1,875,000	9,375,000	1,875,000
Basic and diluted net loss per common share	$0.45	$(0.00)	$1.75	$(0.00)

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters of the Initial Public Offering (Imperial, I-Bankers and Northland (and their designees)) purchased an aggregate of 3,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, of which 2,625,000 Private Placement Warrants were purchased by the Sponsor and 1,125,000 Private Placement Warrants were purchased by Imperial, I-Bankers and Northland ($3,750,000 in the aggregate). The Sponsor, Imperial, I-Bankers and Northland agreed to purchase up to an additional 337,500 Private Placement Warrants at a price of $1.00 per Private Warrant, or an aggregate of $337,500, in the case that the underwriters’ over-allotment option is exercised in full or in part (such over-allotment option was never exercised). Each of these Private Placement Warrants allow the holder thereof to purchase one ordinary share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering, except that the Private Placement Warrants allow the holder thereof to one ordinary share and as further described in Note 9. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The 2,156,250 founder shares included an aggregate of up to 281,250 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering). On December 10, 2020, the underwriters notified the Company that they would not be exercising the over-allotment option and as a result, the Sponsor returned 281,250 founder shares to the Company for no consideration and such founder shares were canceled.

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

Assignment of Private Placement Warrants

Effective December 10, 2020, by agreements between the Sponsor, Imperial, I-Bankers and Northland, an aggregate of 375,000 Private Placement Warrants were assigned by Imperial, I-Bankers and Northland to the Sponsor.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Private Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Anchor Investors

Six unaffiliated qualified institutional buyers (who are also not affiliated with the Sponsor or any member of the Company’s management team) purchased Units in the Initial Public Offering at a level of 9.9% of the Units subject to the Initial Public Offering (which aggregates to 59.4% of the Units subject to the Initial Public Offering) and entered into subscription agreements with the Sponsor to memorialize their agreement. The Company refers to these investors as “anchor investors.” In consideration of providing these agreements, the anchor investors each purchased membership interests in the Sponsor, for nominal consideration, entitling them to an interest in an aggregate of 270,000 founder shares held by the Sponsor or 45,000 founder shares for each anchor investor (which the Company refers to as the “anchor founder shares”). The anchor founder shares are treated the same in all material respects as the founder shares held by the Sponsor, except (i) such investors will forfeit their anchor founder shares if they do not purchase a number of Units equal to 9.9% of the number Units sold in the Initial Public Offering and (ii) such anchor founder shares shall have the right not to be subject to adjustments or cutbacks in the event the Sponsor agrees to any such adjustments or cutbacks (of its shares) in connection with the initial Business Combination. Discussions with each anchor investor were separate and the arrangements with them are not contingent on each other. Further, to the Company’s knowledge, the anchor investors are not affiliated with each other and are not acting together with regards to the Company. The amount of the fair value of subscription agreements with the anchor investors in excess of the amount paid was treated as contributed capital and offering costs related to the Initial Public Offering.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2021 and December 31, 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 1,8750,000 ordinary shares issued and outstanding, excluding 7,500,000 shares that are subject to possible redemption and presented as temporary equity.

NOTE 9. WARRANTS

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

SEPTEMBER 30, 2021

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

The Company accounts for its Public Warrants and Private Placement Warrants as liabilities as set forth in ASC 815-40-15-7D and 7F. See Note 10 for details over the methodology and valuation of the Warrants.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$75,756,871	$75,751,204

Liabilities:
Warrant Liability – Public Warrants	1	$1,950,000	$10,350,000
Warrant Liability – Private Placement Warrants	3	$1,912,500	$10,350,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

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

The fair value of the Private Placement Warrants was estimated at September 30, 2021 and December 31, 2020 to be $.51 and $2.76, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	September 30, 2021	December 31, 2020
Risk-free interest rate	0.88%	0.39%
Trading days per year	252	252
Expected volatility	10.9%	34.4%
Exercise price	$11.50	$11.50
Stock Price	$9.95	$10.19

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$10,350,000
Change in fair value	(8,437,500)
Fair value as of September 30, 2021	$1,912,500

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2021.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Bull Horn Holdings Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bull Horn Holdings Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve known and unknown risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (as amended) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020, March 31, 2021 and June 30, 2021 noted in footnote 2 to the accompanying financial statements. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our ordinary shares subject to possible redemption. We previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares. This change had no impact on our cash held inside or outside of our trust account.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had net income of $4,176,909, which consisted of change in fair value of warrant liabilities of $4,275,000 and interest income on marketable securities and other interest of $1,926, offset by operating costs of $100,017.

For the nine months ended September 30, 2021, we had a net income of $16,446,001, which consisted of change in fair value of warrant liabilities of $16,837,500 and interest income on marketable securities and other interest of $5,724, offset by operating costs of $397,223.

For the three months ended September 30, 2020, we had a net loss of $50, which consisted of operating expenses.

For the nine months ended September 30, 2020, we had a net loss of $498, which consisted of operating expenses.

Liquidity and Capital Resources

On November 3, 2020, we consummated our initial public offering of 7,500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $75,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 3,750,000 private warrants to our Sponsor and the underwriters of our initial public offering (Imperial, I-Bankers and Northland (and their designees)) at a price of $1.00 per Private Warrant generating gross proceeds of $3,750,000.

Following the initial public offering and the sale of the private warrants, a total of $75,750,000 was placed in the trust account. We incurred $4,243,264 in transaction costs, including $1,500,000 of underwriting fees, $2,250,000 of deferred underwriting fees and $493,264 of other costs.

For the nine months ended September 30, 2021, cash used in operating activities was $322,550. Net income of $16,446,001 was impacted by interest earned on marketable securities held in Trust Account of $5,667 and change in fair value of warrant liabilities of $16,837,500. Changes in operating assets and liabilities provided $74,616 of cash from operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $948. Net loss of $498 was impacted by changes in operating assets and liabilities provided $450 of cash from operating activities.

As of September 30, 2021, we had marketable securities held in the trust account of $75,756,871. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $584,634. We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and to structure, negotiate and complete a business combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we will likely need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we would be required to issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters of our initial public offering are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the initial public offering, or $2,250,000. The deferred fee will be paid in cash upon the closing of a business combination from the amounts held in the trust account, subject to the terms of the underwriting agreement.

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

Warrant Liabilities

We account for our warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. Our private warrants and our public warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the public warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU 2020-06 did not have an impact our financial position, results of operations or cash flows. Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

Other than as noted above, during the most recently completed fiscal quarter, there were no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2021, as amended. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

BULL HORN HOLDINGS CORP.

Date: November 16, 2021		/s/ Robert Striar
	Name:	Robert Striar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2021		/s/ Christopher Calise
	Name:	Christopher Calise
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)