Form 10-K/A
period 2020-12-31
Bull Horn Holdings Corp.
filed 2022-02-02
CIK 1759186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

i

EXPLANATORY NOTE

Bull Horn Holdings Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 to our Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on March 31, 2021, as amended on July 28, 2021 (collectively, the “Original Filing”) to restate our financial statements as of and for the year ended December 31, 2020 included in the Company’s Original Filing (the “Original Financial Statements”).

In connection with the preparation of the Company’s unaudited financial statements as of September 30, 2021 (the “September 2021 10-Q”), the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which (applying Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity”), as of the closing of the Company’s initial public offering in November 2020, the Company valued and classified its 7,500,000 ordinary shares included in the units sold in the Company’s initial public offering (the “Public Shares”) subject to possible redemption. The Company previously determined the value of the Public Shares to be equal to the redemption value of such shares, after taking into consideration the terms of the Company’s Amended and Restated Memorandum and Articles of Association, under which a redemption cannot result in net tangible assets being less than $5,000,001. As previously reported, in connection with the preparation of the September 2021 10-Q, our management determined, after consultation with its advisors, that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management concluded that the redemption value of its Public Shares subject to possible redemption should reflect the possible redemption of all Public Shares. As a result, management noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Public Shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

As a result, on November 10, 2021, management and the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The foregoing was reported both in the September 2021-10-Q filed with the SEC on November 16, 2021 (in which the Original Financial Statements were restated to reflect the above described reclassification of the Public Shares), and in a Current Report on Form 8-K (filed with the SEC on November 16, 2021, which reported that the Original Financial Statements should no longer be relied upon due to the above described reclassification error). This Amendment is being filed for the purpose of formally restate the Original Filing to reflect the foregoing.

The Company has not amended its Current Report on Form 8-K filed on November 9, 2020 affected by the restatement. The financial information that has been previously filed or otherwise reported in the Original Filing is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included in this Amendment. In addition, the Management Discussion & Analysis, Risk Factors, Item 9a Controls and Procedures, and Item 8 Financial Statements and Supplementary Data have been updated to detail further disclosure of the effects and actions taken by management and our board of directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement described above. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

We identified a material weaknesses in our internal control over financial reporting and disclosure controls and procedures relating to the accounting classification of our warrants. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this Amendment, we have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our Public Shares as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments.

We have implemented a remediation plan, described under Item 9A of this Report, to remediate the material weakness surrounding our historical accounting for complex financial instruments but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we believe we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

Following the issuance of the Public Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting and disclosure controls and procedures related to our accounting for complex financial instruments. As noted elsewhere herein, we also identified a material weakness in our internal controls related to the appropriate classification of our Public Shares.

As a result of such material weaknesses, the restatements related to the accounting for complex financial instruments, the appropriate classification of our Public Shares, as well as other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting and disclosure controls and procedures. As of the date of this Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

For the complete list of risks relating to our business and operations, see the section titled “Risk Factors” contained in our final prospectus, dated October 29, 2021, filed with the SEC on November 2, 2020 and our Quarterly Report for the period ended March 31, 2021, filed with the SEC on July 30, 2021.

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

Item 6. Reserved

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to Bull Horn Holdings Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Amendment including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Amendment, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included elsewhere in this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Amendment.

Restatements of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We previously restated our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants, and we are with this Amendment restating the value of our ordinary shares subject to possible redemption to include all ordinary shares being subject to possible redemption. The impact of these restatements is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note contained within this report, and with respect to the impact of such restatements, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of our initial public offering, we recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to a material weakness in our internal control relating to (i) financial reporting for complex financial instruments (namely our public and private warrants) and (ii) the misclassification of a portion of our ordinary shares as permanent equity instead of temporary equity, which resulted in the restatement of our Original Financial Statements as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

This Amendment does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of internal controls from our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

This Amendment does not include an attestation regarding the transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 12, 2021, with the approval of the audit committee of our board of directors, we revised our prior position on the accounting for our public and private warrants and concluded that our previously issued financial statements as of and for the year ended December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements arising from this error do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

On November 10, 2021, with the approval of the audit committee of our board of directors, we revised our prior position on the accounting for our ordinary shares subject to possible redemption and concluded that our previously issued financial statements as of and for the year ended December 31, 2020 should not be relied on because of a misclassification of a portion of our ordinary shares as permanent equity instead of temporary equity. However, the non-cash adjustments to the financial statements arising from this error do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

Other than as described above with respect to the accounting for our ordinary shares subject to possible redemption, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, notably with respect to our public and private warrants and our ordinary shares subject to possible redemption. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Amendment, our directors and officers are as follows:

Name	Age	Position
Robert Striar	49	Chief Executive Officer and Director
Christopher Calise	48	Chief Financial Officer and Director
Stephen Master	52	Director
Michael Gandler	44	Director
Jeff Wattenberg	66	Director
Doug Schaer	49	Director
Baron Davis	42	Director

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bull Horn Holdings Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 31, 2021, except for the effects of the restatement disclosed in Note 2– Amendment 1, and the subsequent event discussed in Note 10 as to which the date is July 28, 2021, and except for the effects of the restatement disclosed in Note 2 and Note 3 – Amendment 2, as to which the date is February 2, 2022.

BULL HORN HOLDINGS CORP.

BALANCE SHEETS

	December 31,
	2020	2019
	(Restated)
ASSETS
Current Assets
Cash	$907,184	$505
Prepaid expenses	51,815	—
Total Current Assets	958,999	505

Deferred offering costs	—	171,040
Marketable securities held in Trust Account	75,751,204	—
Total Assets	$76,710,203	$171,545

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$5,000	$450
Accrued offering costs	—	2,758
Promissory note – related party	—	152,644
Total Current Liabilities	5,000	155,852

Warrant liability	20,700,000	—
Deferred underwriting fee payable	2,250,000	—
Total Liabilities	22,955,000	155,852

Commitments

Ordinary shares subject to possible redemption, 7,500,000 and no shares at redemption value as of December 31, 2020 and 2019, respectively	75,751,204	—

Shareholders’ (Deficit) Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,875,000 and 2,156,250 shares issued and outstanding (excluding 7,500,000 and no shares subject to possible redemption) at December 31, 2020 and 2019, respectively	25,000	25,000
Accumulated deficit	(22,021,001)	(9,307)
Total Shareholders’ (Deficit) Equity	(21,996,001)	15,693
Total Liabilities and Shareholders’ (Deficit) Equity	$76,710,203	$171,545

The accompanying notes are an integral part of the financial statements.

BULL HORN HOLDINGS CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
	(Restated)
Operating costs	$68,430	$2,234
Loss from operations	$(68,430)	(2,234)

Other income (expense):
Change in fair value of warrant liability	(17,100,000)	—
Transaction costs related to the warrant liability	(112,550)	—
Interest income on marketable securities held in Trust Account	1,204	—

Net loss	$(17,279,776)	$(2,234)

Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	1,191,781	—

Basic and diluted net loss per share, Ordinary shares subject to possible redemption	$(5.63)	$—

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,875,000	1,731,164

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(5.63)	$(0.00)

The accompanying notes are an integral part of the financial statements.

BULL HORN HOLDINGS CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares		Accumulated	Total Shareholders’ Equity
	Shares	Amount	Deficit	(Deficit)
Balance – January 1, 2019	1	$25,000	$(7,073)	$17,927

Issuance of ordinary shares to Sponsor	2,156,249	—	—	—

Net loss	—	—	(2,234)	(2,234)

Balance – December 31, 2019	2,156,250	25,000	(9,307)	15,693

Cash paid in excess of fair value of Private Placement Warrants	—	1,950,000	—	1,950,000

Forfeiture of Founder Shares	(281,250)	—	—	—

Accretion for ordinary shares to redemption value	—	(1,950,000)	(4,731,918)	(6,681,918)

Net loss	—	—	(17,279,776)	(17,279,278)

Balance – December 31, 2020 (Restated – see Note 2)	1,875,000	$25,000	$(22,021,001)	$(21,996,001)

The accompanying notes are an integral part of the financial statements.

BULL HORN HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(17,279,776)	$(2,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,204)	—
Change in fair value of warrant liability	17,100,000	—
Transaction costs incurred in connection with the warrant liability	112,550	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(51,815)	—
Accrued expenses	4,550	450
Net cash used in operating activities	(115,695)	(1,784)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(75,750,000)	—
Net cash used in investing activities	(75,750,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	73,500,000	—
Proceeds from sale of Private Warrants	3,750,000	—
Proceeds from promissory note – related party	42,186	90,571
Repayment from promissory note – related party	(194,830)	—
Payment of offering costs	(324,982)	(88,282)
Net cash provided by financing activities	76,772,374	2,289

Net Change in Cash	906,679	505
Cash – Beginning	505	—
Cash – Ending	$907,184	$505

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption (Restated – see Note 2)	$75,750,000	$—
Change in value of ordinary shares subject to possible redemption (Restated – see Note 2)	$1,204	$—
Deferred underwriting fee payable	$2,250,000	$—
Offering costs included in accrued offering costs	$—	$2,758

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 (“Amendment 1”)

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

	As Previously Reported in Form 10-K	Adjustments	As Restated in Form 10-K Amendment 1
Balance Sheet as of November 3, 2020
Warrant Liability	$—	$3,600,000	$3,600,000
Ordinary Share Subject to Possible Redemption	69,519,462	(3,600,000)	65,919,462
Additional Paid-in Capital	5,012,274	112,550	5,124,824
Accumulated Deficit	(12,265)	(112,550)	(124,815)

Balance Sheet as of December 31, 2020
Warrant Liability	$—	$20,700,000	$20,700,000
Ordinary Share Subject to Possible Redemption	69,455,198	(20,700,000)	48,755,198
Additional Paid-in Capital	5,076,538	17,212,546	22,289,088
Accumulated Deficit	(76,533)	(17,212,550)	(17,289,083)
Stockholders’ Equity	5,000,005	(4)	5,000,001

Statement of Operations for the Year ended December 31, 2020
Change in fair value of warrant liability	$—	$17,100,000	$17,100,000
Transaction costs associated with warrant liability	—	112,550	112,550

Net loss	(67,226)	(17,212,550)	(17,279,776)
Weighted average shares outstanding, Ordinary share subject to possible redemption	6,883,115	(356,436)	6,526,679
Basic and diluted net income per share, Ordinary share subject to possible redemption	—	—	—
Weighted average shares outstanding, Ordinary shares	1,972,758	56,484	2,029,242
Basic and diluted net loss per share, Ordinary shares	(0.3)	(8.49)	(8.52)

Statement of Changes in Shareholders’ Equity (Deficit) for the Year ended December 31, 2020
Sale of 7,500,000 Units, net of underwriting discounts and offering costs	70,756,736	(1,687,450)	69,069,286
Change in fair value of warrant liability	3,750,000	(3,750,000)	—
Cash paid in excess of fair value of Private Placement Warrants	—	1,950,000	1,950,000
Ordinary Shares subject to possible redemption	(69,455,198)	20,699,996	(48,755,202)
Net loss	$(67,226)	$(17,212,550)	$(17,279,776)

Statement of Cash Flow for the Year ended December 31, 2020
Net loss	$(67,226)	$(17,212,550)	$(17,279,776)
Change in fair value of warrant liability	—	(17,100,000)	(17,100,000)
Transaction costs associated with warrant liability	—	(112,550)	(112,550)
Initial classification of Ordinary shares subject to possible redemption	65,519,462	400,000	65,919,462
Change in value of Ordinary shares subject to possible redemption	(64,264)	(17,099,996)	(17,164,260)

Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 (“Amendment 2”)

In connection with the preparation of the Company’s condensed consolidated financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Public Shares subject to possible redemption. The Company previously determined the Public Shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

In connection with the change in presentation for the ordinary shares subject to possible redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) evenly to all ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary share pro rata in the income (loss) of the Company.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported in 10-K Amendment 1	Adjustment	As Restated in Form 10-K Amendment 2

Balance Sheet as of November 3, 2020
Ordinary shares subject to possible redemption	$65,919,462	$9,830,538	$75,750,000
Ordinary shares	$5,124,824	$(5,099,824)	$25,000
Accumulated deficit	$(124,815)	$(4,730,714)	$(4,855,529)
Total shareholders’ equity (deficit)	$5,000,009	$(9,830,538)	$(4,830,529)

Number of shares subject to redemption	6,526,679	973,321	7,500,000

Balance Sheet as of December 31, 2020
Ordinary shares subject to possible redemption	$48,755,202	$26,996,002	$75,751,204
Ordinary shares	$22,289,084	$(22,264,084)	$25,000
Accumulated deficit	$(17,289,083)	$(4,731,918)	$(22,021,001)
Total shareholders’ equity (deficit)	$5,000,001	$(26,996,002)	$(21,996,001)

Number of shares subject to redemption	4,827,171	2,672,829	7,500,000

Statement of Operations for the Period Ended December 31, 2020
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,526,679	(6,526,679)	—
Basic and diluted net income per share, Ordinary shares stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,029,242	(2,029,242)	—
Basic and diluted net loss (income) per share, Non-redeemable ordinary shares	$(8.52)	$8.52	$—
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	—	1,191,781	1,191,781
Basic and diluted net loss per share, Ordinary shares subject to possible redemption	—	$(5.63)	$(5.63)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary share	—	1,875,000	1,875,000
Basic and diluted net loss per share, Non-redeemable ordinary shares	$—	$(5.63)	$(5.63)

Statement of Changes in Shareholders’ Equity (Deficit) for the Period Ended December 31, 2020
Sale of 7,500,000 Units, net of underwriting discounts	$69,069,286	(69,069,286)	—
Ordinary shares subject to possible redemption	$(48,755,202)	48,755,202	—
Accretion for ordinary shares subject to redemption value	$—	(6,681,918)	(6,681,918)
Total shareholders’ equity (deficit)	$5,000,001	(26,996,002)	(21,996,001)

Statement of Cash Flows for the Period Ended December 31, 2020
Initial classification of ordinary shares subject to possible redemption	65,919,462	9,830,538	75,750,000
Change in value of ordinary shares subject to possible redemption	(17,164,260)	17,165,464	1,204

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

Ordinary Shares Subject to Possible Redemption (Restated, see Note 2 – Amendment 2)

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

At December 31, 2020, the ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$75,000,000
Less:
Proceeds allocated to Public Warrants	(1,800,000)
Ordinary shares issuance costs	(4,130,714)
Plus:
Accretion of carrying value to redemption value	6,681,918
Ordinary shares subject to possible redemption	$75,751,204

Warrant Liability (Restated)

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

Net Loss Per Ordinary Share (Restated, see Note 2 – Amendment 1)

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

Net Income (Loss) Per Share (Restated, see Note 2 – Amendment 2)

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating net income (loss) per ordinary share. Accretion associated with the redeemable shares of ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 7,500,000 ordinary shares in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(6,715,089)	$(10,564,687))	$—	$(2,234)
Denominator:
Basic and diluted weighted average shares outstanding	1,191,781	1,875,000	—	1,731,164
Basic and diluted net loss per common share	$(5.63)	$(5.63)	$—	$(0.00)

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

NOTE 8. SHAREHOLDERS’ EQUITY (Restated, see Note 2 – Amendment 2)

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

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2020 and 2019, there were 1,875,000 and 2,156,250 ordinary shares issued and outstanding, excluding 7,500,000 and no ordinary shares subject to possible redemption, respectively.

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

Initial Measurement

The Company established the initial fair value for the Warrants on November 3, 2020, the date of the Company’s Initial Public Offering, using a binomial lattice model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one ordinary share and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

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

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment No.2 to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 2, 2022	Bull Horn Holdings Corp.

	By:	/s/ Robert Striar
	Name:	Robert Striar
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert Striar	Chief Executive Officer and Director	February 2, 2022
Robert Striar	(Principal Executive Officer)

/s/ Christopher Calise	Chief Financial Officer and Director	February 2, 2022
Christopher Calise	(Principal Financial and Accounting Officer)

/s/ Stephen Master	Director	February 2, 2022
Stephen Master

/s/ Michael Gandler	Director	February 2, 2022
Michael Gandler

/s/ Jeff Wattenberg	Director	February 2, 2022
Jeff Wattenberg

/s/ Doug Schaer	Director	February 2, 2022
Doug Schaer

/s/ Baron Davis	Director	February 2, 2022
Baron Davis