Form 10-K
period 2021-12-31
Bull Horn Holdings Corp.
filed 2022-04-08
CIK 1759186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on June 30, 2021, as reported on The Nasdaq Capital Market was $74,025,000.

As of April 8, 2022, there were 9,375,000 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	the impact on our amount held in trust, our capitalization and other impacts on our company or management team should we seek to extend, or obtain shareholder approval to extend, the May 3, 2022 deadline for consummating our initial business combination;

●	the potential influence of our anchor investors on the vote of our shareholders associated with either our initial business combination or on any proposal to amend our charter to extend the deadline by which we are required to consummate our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Certain Terms Used In This Report

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	“we,” “us” or “our company” refer to Bull Horn Holdings Corp., a BVI business company with limited liability;

●	“anchor investors” refer to the six unaffiliated qualified institutional buyers not affiliated with our sponsor or any member of our management that purchased units in our initial public offering pursuant to the arrangements described herein;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“BVI” refer to the British Virgin Islands;

●	the “Companies Act” and the “Insolvency Act” refer to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003 of the British Virgin Islands, respectively and in each case as amended;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” refer to the 1,875,000 ordinary shares currently held by the initial shareholders (as defined below). 281,250 ordinary shares originally held by our sponsor were forfeited by our sponsor because the underwriters’ over-allotment option for our initial public offering was not exercised;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” are to the initial public offering that was consummated by the Company on November 3, 2020;

●	“initial shareholders” refer to our sponsor and any of our officers or directors that hold founder shares;

●	“insider warrants” refer to the 2,625,000 warrants we sold privately to our sponsor and/or its designees in our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or “management team” refer to our officers and directors;

●	“Nasdaq” refer to The Nasdaq Stock Market LLC, where our securities are listed;

●	“ordinary shares” refer to the ordinary shares of no par value in the company;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private warrants” refer to the insider warrants and the underwriter warrants, collectively;

●	“public shares” refer to ordinary shares which were sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and references to “public shareholders” refer to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	“public warrants” refer to the redeemable warrants which were sold as part of the units in our initial public offering as well as the private warrants and warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or members of our management team (or permitted transferees), in each case after our initial business combination; and

●

“Registration Statement” are to the registration statement on Form S-1 filed with the SEC in connection with the Company’s initial public offering on September 21, 2020, as amended, and declared effective on October 29, 2020 (File No. 333-248940);

●	“report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” refer to Bull Horn Holdings Sponsor LLC, a Delaware limited liability company, the managing members of which are Robert Striar, our Chief Executive Officer, and Christopher Calise, our Chief Financial Officer, each of whom are also directors of our company;

●	“trust account” are to the trust account in which an amount of $75,750,000 ($10.10 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering.

●	“underwriter warrants” refer to the aggregate of 1,125,000 warrants we sold privately to the underwriters of our initial public offering, namely Imperial Capital, LLC (“Imperial”), I-Bankers Securities, Inc. (“I-Bankers”) and Northland Securities, Inc. (“Northland”) (and their designees), concurrently with our initial public offering;

●	“warrants” refer to our redeemable warrants, which includes the public warrants as well as the private warrants and warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial purchasers of the private warrants or members of our management team (or their permitted transferees), in each case after our initial business combination.

PART I

Item 1. Business.

Overview

We are a blank check company formed for the purpose of effecting an initial business combination. Since our initial public offering, we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns.

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

A total of $75,750,000, comprised of $72,000,000 of the proceeds from the initial public offering and $3,750,000 of the proceeds of the sale of the private warrants, was placed in a U.S.-based trust account at Morgan Stanley, N.A. (the “trust account”) maintained by Continental, acting as trustee.

Six unaffiliated qualified institutional buyers (who are also not affiliated with our sponsor or any member of our management team) purchased units in our initial public offering at a level of 9.9% of the units sold in the initial public offering (which aggregated to 59.4% of the units sold in the initial public offering) and entered into subscription agreements with the sponsor to memorialize their agreement. We refer to these investors as “anchor investors.” In consideration of providing these agreements, the anchor investors each purchased membership interests in our sponsor, for nominal consideration, entitling them to an interest in an aggregate of 270,000 founder shares held by our sponsor or 45,000 founder shares for each anchor investor (which we refer to as the “anchor founder shares”). The anchor founder shares are treated the same in all material respects as the founder shares held by our sponsor, except such anchor founder shares shall have the right not to be subject to adjustments or cutbacks in the event our sponsor agrees to any such adjustments or cutbacks (of its shares) in connection with our initial business combination. Discussions with each anchor investor were separate and the arrangements with them are not contingent on each other. Further, to our knowledge, the anchor investors are not affiliated with each other and are not acting together with regards to our company. Pursuant to the subscription agreements with our sponsor, the anchor investors have not been granted any material additional shareholder or other rights, and were only issued membership interests in our sponsor with no right to control our sponsor or vote or dispose of the anchor founder shares (which will continue to be held by our sponsor until following our initial business combination). Further, the anchor investors are not required to: (i) hold any units, ordinary shares or warrants they may have purchased in the initial public offering or thereafter for any amount time, (ii) vote any ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their ordinary shares at the time of the initial business combination. The purchases by the anchor investors of units in our initial public offering or our securities in the open market (or both) could, if they hold such securities, allow the anchor investors or any one of them to assert influence over our company, including with respect to our initial business combination or any other actions our sponsor may take (including, for example, our pending proposal to extend the deadline by which we must consummate our initial business combination).

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Robert Striar, our Chief Executive Officer, and Christopher Calise, our Chief Financial Officer (each of whom are also directors of our company), who have many years of experience in the sports, entertainment, financial and insurance industries. We must complete our initial business combination by May 3, 2022, which is 18 months from the closing of our initial public offering (which date is subject to possible extension as described below). If our initial business combination is not consummated by May 3, 2022, then our existence will terminate, and we will distribute all amounts in the trust account.

On April 5, 2022, we filed a definitive proxy statement to announce our intention to hold a special meeting of our shareholders on April 26, 2022 to seek an extension of the deadline by which we must consummate our initial business combination on a month to month basis (subject to additional monies being funded into our trust account by our sponsor or its designees as described in such definitive proxy statement) from May 3, 2022 up until November 3, 2022. Such an extension requires the approval of our public shareholders to amend our charter, who will be provided the opportunity to at the time of the special meeting to redeem all or a portion their ordinary shares. A significant number of such redemptions will have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to have enough cash to implement an initial business combination or to maintain our listing on Nasdaq. In connection with such special meeting of shareholders, we may engage in negotiations and enter into transactions with certain (as of yet unidentified) shareholders of our company with regard to transactions under which our sponsor would assign founder shares to such shareholders in consideration of their voting in favor of the extension and not redeeming their holdings in our company in connection therewith. Additionally, our sponsor may also separately explore transactions under which it would sell its interest in our company to another management team.

Our Business

While our efforts to identify a prospective target business will not necessarily be limited to a particular industry, sector or region, since our initial public offering, we have sought to capitalize on the expertise of our management team in the sports (including sports franchises or assets related to sports franchises, and sports technology), entertainment and brands sectors. Our business combination focus is on leading sports, entertainment and brand companies that have potential for brand and commercial growth.

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

Business Strategy

Professional sports leagues and teams and their brands are widely recognized with an economic reach that goes far beyond the field and city of play. For example, in the United States, the National Football League, the National Hockey League, the National Basketball League, Major League Baseball and Major League Soccer, and their teams, have been transformed into economic platforms by implementing business practices and operations to optimize profit across a variety of platforms. Professional teams have established comprehensive commercial practices for strategy, marketing, branding, licensing and sponsorship, and have diversified the revenue streams to include real estate and content development, in addition to the more traditional revenue streams like advertising dollars, sponsorship revenues, royalties, ticket sales and endorsements. Additionally, league organizations have created structured, rule-driven platforms to ensure compliance with best practices and the maintenance of league brand value. This ability to manage a professional sports team as a business has taken sports teams and brands from localized support to global fandoms with worldwide revenue bases, and has in turn made sports properties very low risk, secure asset classes that should accrete in value, regardless of the on-field success of the sports franchise.

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

Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we have not engaged and do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction).

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

Our officers have agreed not to become involved with another publicly listed blank check company with a class of securities registered under the Exchange Act prior to us announcing an agreement for our initial business combination, or the expiration of the period for us to announce and/or complete our initial business combination.

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

Strong Financial Position and Flexibility

With a trust account initially in the amount of $75,758,781, as of December 31, 2021, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. This amount assumes no redemptions (in connection with shareholder votes on either, or both, of the proposal to approval our initial business combination or the pending proposal to amend our charter to extend the date by which we must consummate our initial business combination), and includes up to $2,250,000 of deferred underwriting fees, subject to adjustment as described elsewhere herein. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we will likely need to arrange third party financing to help fund our business combination. As we have explored business combination possibilities, we have also explored potential third party financing, although as of the date of this report we have no binding commitments for any third party or other financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts raised in our initial public offering and held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the rules of Nasdaq, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any legally binding arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

In evaluating a prospective target business, we have conducted and will continue to conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we have engaged or may engage in the future.

The time and costs required to select and evaluate a target business and to structure and complete the business combination have been significant and are expected to continue to be significant. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

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

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an “investment company” under the Investment Company Act. Even though we will own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.

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

We also may be required to obtain shareholder approval if we wish to take certain actions in connection with our initial business combination such as adopting an incentive stock plan or amending our memorandum and articles of association. So long as we maintain a listing of our securities on Nasdaq, we are required to comply with such rules.

Redemption Rights for Public Shareholders Upon Consummation of Our Initial Business Combination or In Connection with a Business Combination Deadline Extension Proposal

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially $10.10 per share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after our initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

On April 5, 2022, we filed a definitive proxy statement to announce our intention to hold a special meeting of our shareholders on April 26, 2022 to seek an extension of the deadline by which we must consummate our initial business combination on a month to month basis (subject to additional monies being funded into our trust account by our sponsor or its designees as described in such definitive proxy statement) from May 3, 2022 up until November 3, 2022. Such an extension requires the approval of our public shareholders to amend our charter, who will be provided the opportunity to at the time of the special meeting to redeem all or a portion their ordinary shares in the manner described above with respect to our initial business combination. A significant number of such redemptions will have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to have enough cash to implement an initial business combination or to maintain our listing on Nasdaq. In connection with such special meeting of shareholders, we may engage in negotiations and enter into transactions with certain (as of yet unidentified) shareholders of our company with regard to transactions under which our sponsor would assign founder shares to such shareholders in consideration of their voting in favor of the extension and not redeeming their holdings in our company in connection therewith.

Additionally, our sponsor may also separately explore transactions under which it would sell its interest in our company to another management team.

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

If we seek shareholder approval, we will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after our initial public offering in favor of our initial business combination. As a result, we would need only 2,812,501 of the 7,500,000 public shares, or approximately 37.5%, sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved (assuming they do not purchase shares in the open market). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination. Furthermore, if one or more of the anchor investors hold a significant number of ordinary shares at the time of the business combination, they could have significant influence over the outcome of our business combination process. One or more of the anchor investors could also have significant influence over the outcome of our pending proposal to amend our charter to extend the date by which we must consummate our initial business combination.

We will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001, either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public shareholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

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

Limitation on Redemption Rights upon Consummation of Our Initial Business Combination if We Seek Shareholder Approval.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our memorandum and articles of association provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 1,125,000 shares, or 15% of the shares sold in our initial public offering. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with our initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 15% of the shares sold in our initial public offering) for or against our initial business combination. We will resolve any disputes relating to whether a public shareholder is acting in concert or as a “group” either by requiring certifications under the penalty of perjury to such effect by public shareholders or via adjudication in court.

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

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target until May 3, 2022, which is 18 months from the closing of our initial public offering. On April 5, 2022, we filed a definitive proxy statement to announce our intention to hold a special meeting of our shareholders on April 26, 2022 to seek an extension of the deadline by which we must consummate our initial business combination on a month to month basis (subject to additional monies being funded into our trust account by our sponsor or its designees as described in such definitive proxy statement) from May 3, 2022 up until November 3, 2022. No assurances can be given that the proposal to extend our business combination deadline will be approved.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination by May 3, 2022, which is 18 months from the closing of our initial public offering. On April 5, 2022, we filed a definitive proxy statement to announce our intention to hold a special meeting of our shareholders on April 26, 2022 to seek an extension of the deadline by which we must consummate our initial business combination on a month to month basis (subject to additional monies being funded into our trust account by our sponsor or its designees as described in such definitive proxy statement) from May 3, 2022 up until November 3, 2022.

We have yet to find, and may not be able to find, a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination by May 3, 2022 (as such date may be extended with the approval of our shareholders), we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

However, if our initial shareholders, or any of our officers, directors or affiliates acquired or will acquire public shares in or after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event we do not consummate our initial business combination by May 3, 2022 (as such date may be extended with the approval of our shareholders). We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination by May 3, 2022 (as such date may be extended with the approval of our shareholders), (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 3, 2022 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity (including the pending shareholder vote to extend our business combination deadline as described below). In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

On April 5, 2022, we filed a definitive proxy statement to announce our intention to hold a special meeting of our shareholders on April 26, 2022 to seek an extension of the deadline by which we must consummate our initial business combination on a month to month basis (subject to additional monies being funded into our trust account by our sponsor or its designees as described in such definitive proxy statement) from May 3, 2022 up until November 3, 2022. Such an extension requires the approval of our public shareholders to amend our charter, who will be provided the opportunity to at the time of the special meeting to redeem all or a portion their ordinary shares. A significant number of such redemptions will have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to have enough cash to implement an initial business combination or to maintain our listing on Nasdaq. In connection with such special meeting of shareholders, we may engage in negotiations and enter into transactions with certain (as of yet unidentified) shareholders of our company with regard to transactions under which our sponsor would assign founder shares to such shareholders in consideration of their voting in favor of the extension and not redeeming their holdings in our company in connection therewith. No assurances can be given that the proposal to extend our business combination deadline will be approved.

Additionally, our sponsor may also separately explore transactions under which it would sell its interest in our company to another management team.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses are limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

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

Periodic Reporting and Financial Information

Our units, ordinary shares and warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business of our initial business combination as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or IFRS and the historical financial statements must be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 18 month time frame.

We are required to have our internal control procedures evaluated for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending after November 3, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial summary list of material risks, uncertainties and other factors that could have a material effect on our company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	our anchor investors purchased a majority interest in our company at the time of our initial public offering and could potentially influence corporate actions, including in connection with our initial business combination or our pending proposal to extend of the deadline for us to complete our initial business combination;

●	a significant number of redemptions of our ordinary shares in connection with our pending proposal to extend our business combination deadline will have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to have enough cash to implement an initial business combination or to maintain our listing on Nasdaq;

●	we have been delinquent in making certain filings with the SEC, which imperiled our Nasdaq listing, and we may be unable to satisfy Nasdaq listing requirements in the future;

●	we have identified material weaknesses in our internal control over financial reporting;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between our company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least May 3, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●

our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by May 3, 2022 (or later if our shareholders approve an extension of the period of time to consummate our initial business combination at a shareholders meeting we have called for April 26, 2022 as described elsewhere herein);

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination;

●	Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share; and

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For a listing of additional risks relating to our company, see the section titled “Risk Factors” contained in our Registration Statement, our Amendment No. 1 to annual report on Form 10-K/A filed on July 28, 2021, quarterly report on Form 10-Q filed July 30, 2021, and Amendment No. 2 to annual report on Form 10-K/A filed February 2, 2022.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 801 S. Pointe Drive, Suite TH-1, Miami Beach, Florida 33139 and our telephone number is (305) 671-3341. Our sponsor provides, at no cost to us, office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, ordinary shares and warrants are each traded on the Nasdaq Capital Market under the symbols “BHSEU,” “BHSE” and “BHSEW, respectively. Our units commenced public trading on October 30, 2020, and our ordinary shares and warrants commenced public trading separately on December 17, 2020.

(b) Holders

On April 8, 2022, there was one registered holder of record of our units, two registered holders of record of our ordinary shares and five registered holders of record of our public warrants.

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

Item 6. Reserved.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this report.

Restatements of Previously Issued Financial Statements

We previously restated our historical financial results to (i) reclassify our warrants as derivative liabilities pursuant to Accounting Standards Codification (“ASC”) 815-40 rather than as a component of equity as we had previously treated the Warrants, and (ii) to restate the value of our ordinary shares subject to possible redemption to include all ordinary shares being subject to possible redemption. The impact of these restatements is reflected in the discussion of our results of operations below and is as disclosed in Note 2 to our audited financial statements as of and for the fiscal year ended December 31, 2020 included in Amendment No. 2 to our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 2, 2022.

Overview

We are a blank check company incorporated in the BVI on November 27, 2018 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar initial business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the initial public offering and the sale of the private warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

While our efforts to identify a prospective target business will not necessarily be limited to a particular industry, sector or region, since our initial public offering, we have capitalized on the expertise of our management team in the sports (including sports franchises or assets related to sports franchises, and sports technology), entertainment and brands sectors.

We have yet to find, and may not be able to find, a suitable target business and consummate our initial business combination by the May 3, 2022 deadline in our charter to do so. If we fail to consummate an initial business combination by May 3, 2022 (which date may be extended as described below), we will either seek an amendment to our charter to extend the deadline by which we must consummate our initial business combination or liquidate our trust account, each as described elsewhere in this report.

On April 5, 2022, we filed a definitive proxy statement to announce our intention to hold a special meeting of our shareholders on April 26, 2022 to seek an extension of the deadline by which we must consummate our initial business combination on a month to month basis (subject to additional monies being funded into our trust account by our sponsor or its designees as described in such definitive proxy statement) from May 3, 2022 up until November 3, 2022. Such an extension requires the approval of our public shareholders to amend our charter, who will be provided the opportunity to at the time of the special meeting to redeem all or a portion their ordinary shares in the same manner as with respect to our initial business combination. A significant number of such redemptions will have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to have enough cash to implement an initial business combination or to maintain our listing on Nasdaq. In connection with such special meeting of shareholders, we may engage in negotiations and enter into transactions with certain (as of yet unidentified) shareholders of our company with regard to transactions under which our sponsor would assign founder shares to such shareholders in consideration of their voting in favor of the extension and not redeeming their holdings in our company in connection therewith. Additionally, our sponsor may also separately explore transactions under which it would sell its interest in our company to another management team.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2021, we had net income of $15,229,329, which consisted of interest income on marketable securities held in the trust account of $7,577, other interest income of $71, and change in fair value of warrant liabilities of $15,903,000, offset by operating costs of $681,319.

For the year ended December 31, 2020, we had net loss of $17,279,776, which consisted of operating costs of $68,430, transaction costs allocated to the warrant liabilities of $112,550 and changes in fair value of warrant liability of $17,100,000, offset by interest earned on marketable securities held in trust account of $1,204.

Liquidity and Capital Resources

On November 3, 2020, we consummated our initial public offering of 7,500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $75,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 3,750,000 private warrants to our sponsor and the underwriters of our initial public offering at a price of $1.00 per private warrant generating gross proceeds of $3,750,000.

Following the initial public offering and the sale of the private warrants, a total of $75,750,000 was placed in the trust account. We incurred $4,243,264 in transaction costs, including $1,500,000 of underwriting fees, $2,250,000 of deferred underwriting fees and $493,264 of other costs.

For the year ended December 31, 2021, cash used in operating activities was $502,839. Net income of $15,229,329 was impacted by interest income on marketable securities held in the trust account of $7,577 and change in fair value of warrant liabilities of $15,903,000. Changes in operating assets and liabilities provided $178,409 of cash from operating activities.

For the year ended December 31, 2020, cash used in operating activities was $115,695. Net loss of $17,279,776 was impacted by interest earned on marketable securities held in trust account of $1,204, change in fair value of warrant liabilities of $17,100,000 and transaction costs allocable to the warrant liabilities of $112,550. Changes in operating assets and liabilities used $47,265 of cash from operating activities.

As of December 31, 2021, we had marketable securities held in the trust account of $75,758,781. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $404,345. We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and to structure, negotiate and complete a business combination.

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

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board (the “FASB”)’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” have until May 3, 2022 to consummate an initial business combination (although we are presently calling a special meeting of our shareholders to seek approval of an extension of such date). It is uncertain that we will be able to consummate an initial business combination by this time or any extended deadline, if approved. If an initial business combination is not consummated by our initial deadline date or an extended deadline date (if approved), there will be a mandatory liquidation and subsequent dissolution of our company. Management has determined that the mandatory liquidation, should an initial business combination not occur and an extension is not requested by our sponsor, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 3, 2022.

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

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net Loss Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable shares of ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to remediate the material weakness and improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

The changes in accounting policies referred to above required us to twice amend our audited financial statements as of and for the fiscal year ended December 31, 2020 and were taken into consideration in management’s evaluation of our controls and procedures as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Other than as described above with respect to the accounting for our ordinary shares subject to possible redemption, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, notably with respect to our public and private warrants and our ordinary shares subject to possible redemption. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Baron Davis has served as one of our directors since October 2020. Mr. Davis is a former two-time NBA All-Star and current entrepreneur, investor, and businessman investing in early-stage companies with a focus on media and technology. He has also founded and incubated several companies under his banner, Baron Davis Enterprises (“BDE”). During his 13-year NBA career, Baron played for the Charlotte Hornets, the Golden State Warriors, the Los Angeles Clippers, the Cleveland Cavaliers, and the New York Knicks. His game was known for its electrifying style, power and composure in high-pressure situations. Since his turning to entrepreneurship, Baron has formed numerous successful enterprises under his BDE banner including: Business Inside the Game (“BIG”), the Black Santa Company, and Sports Lifestyle in Culture (“SLIC”), his media platform and content studio. All of Baron’s business endeavors revolve around the objective of combining creative talent with original publication and production to develop and provide educational and heart-warming stories that appeal to global audiences of all ages, backgrounds, and interests. We believe that Mr. Davis is well qualified to serve a director due to his experience as a participant and investor in the sports and entertainment industry.

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

Our board of directors consists of six directors and is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Gandler, Wattenberg and Schaer, will expire at the first annual meeting. The term of office of the second class of directors, consisting of Messrs. Striar, Calise and Master, will expire at the second annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 8, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,375,000 ordinary shares, issued and outstanding as of April 8, 2022. Voting power represents the voting power of ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the ordinary shares vote together as a single class. The table below does not include the ordinary shares underlying the private warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
Bull Horn Holdings Sponsor LLC (our sponsor) (2)	1,875,000	20%
Robert Striar (2)	1,875,000	20%
Christopher Calise (2)	1,875,000	20%
Stephen Master (3)	—	—
Michael Gandler (3)	—	—
Jeff Wattenberg (3)	—	—
Doug Schaer (3)	—	—
Barron Davis (3)	—	—
All directors and executive officers as a group (6 individuals)	1,875,000	20%

Other 5% Stockholders
Hudson Bay Capital Management LP (4)	558,609	6.0%
Karpus Investment Management (5)	648,621	6.9%
Shaolin Capital Management LLC (6)	660,000	7.0%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 801 S. Pointe Drive, Suite TH-1, Miami Beach, Florida 33139.
(2)	Represents shares held by our sponsor. The shares held by our sponsor are beneficially owned by Robert Striar, our Chief Executive Officer, and Christopher Calise, our Chief Financial Officer, who, as managing members of our sponsor, have voting and dispositive power over the shares held by our sponsor. Each of Mr. Striar and Mr. Calise disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein.
(3)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of membership interests of our sponsor.
(4)	According to a Schedule 13G filed on February 2, 2022, Hudson Bay Capital Management LP and Sander Gerber may be deemed beneficial owners of the listed ordinary shares. The principal business address of each reporting person is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.
(5)	According to a Schedule 13G filed on February 14, 2022, Karpus Management Inc. may be deemed the beneficial owner of 648,621 ordinary shares. The address of the reporting person’s principal business address is 183 Sully’s Trail, Pittsford, New York 14534.
(6)	According to a Schedule 13G filed on February 10, 2022, Shaolin Capital Management LLC, acquired 500,000 ordinary shares. The business address for the reporting person is 1460 Broadway New York, NY 10036.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and December 31, 2021 totaled approximately $40,000 and $72,000, respectively. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $38,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and 2020.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

Item 16. Form 10-K Summary.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Bull Horn Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bull Horn Holdings Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, TX
April 8, 2022

BULL HORN HOLDINGS CORP.

BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$404,345	907,184
Prepaid expenses	8,333	51,815
Total Current Assets	412,678	958,999

Marketable securities held in Trust Account	75,758,781	75,751,204
TOTAL ASSETS	$76,171,459	$76,710,203

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$139,927	$5,000
Total Current Liabilities	139,927	5,000

Warrant liabilities	4,797,000	20,700,000
Deferred underwriting fee payable	2,250,000	2,250,000
Total Liabilities	7,186,927	22,955,000

Contingencies and Commitments

Ordinary shares subject to redemption, 7,500,000 shares at redemption value as of December 31, 2021 and 2020, respectively	75,758,781	75,751,204

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,875,000 shares issued and outstanding (excluding 7,500,000 shares subject to possible redemption) at December 31, 2021 and 2020, respectively	25,000	25,000
Accumulated deficit	(6,799,249)	(22,021,001)
Total Shareholders’ Deficit	(6,774,249)	(21,996,001)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$76,171,459	$76,710,203

The accompanying notes are an integral part of the financial statements.

 BULL HORN HOLDINGS CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020

Operating costs	$681,319	$68,430
Loss from operations	(681,319)	(68,430)

Other income (expense):
Change in fair value of warrant liabilities	15,903,000	(17,100,000)
Transaction costs allocable to the warrant liabilities	—	(112,550)
Other interest income	71	—
Interest income on marketable securities held in Trust Account	7,577	1,204

Net income (loss)	$15,229,329	$(17,279,776)

Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	7,500,000	1,191,781

Basic and diluted net income (loss) per share, Ordinary shares subject to possible redemption	$1.62	$(5.63)

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,875,000	1,875,000

Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$1.62	$(5.63)

The accompanying notes are an integral part of the financial statements.

BULL HORN HOLDINGS CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2020	2,156,250	$25,000	$(9,307)	$15,693

Cash paid in excess of fair value of Private Placement Warrants	—	1,950,000	—	1,950,000

Remeasurement of Ordinary shares to redemption value	—	(1,950,000)	(4,731,918)	(6,681,918)

Forfeiture of Founder shares	(281,250)	—	—	—

Net loss	—	—	(17,279,776)	(17,279,776)

Balance – December 31, 2020	1,875,000	25,000	(22,021,001)	(21,996,001)

Remeasurement of Ordinary shares to redemption value	—	—	(7,577)	(7,577)

Net income	—	—	15,229,329	15,229,329

Balance – December 31, 2021	1,875,000	$25,000	$(6,799,249)	$(6,774,249)

The accompanying notes are an integral part of the financial statements.

 BULL HORN HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$15,229,329	$(17,279,776)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,577)	(1,204)
Change in fair value of warrant liabilities	(15,903,000)	17,100,000
Transaction costs allocable to the warrant liabilities	—	112,550
Changes in operating assets and liabilities:
Prepaid expenses	43,482	(51,815)
Accrued expenses	134,927	4,550
Net cash used in operating activities	(502,839)	(115,695)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(75,750,000)
Net cash used in financing activities	—	(75,750,000)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	42,186
Proceeds from sale of ordinary shares, net of underwriting discounts paid	—	73,500,000
Proceeds from sale of Private Warrants	—	3,750,000
Payment of offering costs	—	(324,982)
Repayment of promissory note – related party	—	(194,830)
Net cash provided by financing activities	—	76,772,374

Net Change in Cash	(502,839)	906,679
Cash – Beginning	907,184	505
Cash – Ending	$404,345	$907,184

Non-cash Investing and Financing Activities:
Remeasurement of ordinary shares to redemption value	$7,577	$1,204
Deferred underwriting fees payable	$—	$2,250,000

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Initial Public Offering was declared effective on October 29, 2020. On November 3, 2020, the Company consummated the Initial Public Offering of 7,500,000 units (the “Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $75,000,000. Each Unit consists of a Public Share and one redeemable warrant (the “Public Warrants”). See Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,750,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Company’s sponsor, Bull Horn Holdings Sponsor LLC (the “Sponsor”), Imperial Capital, LLC (“Imperial”), I-Bankers Securities, Inc. (“I-Bankers”) and Northland Securities, Inc. (“Northland”) (and their designees), generating gross proceeds of $3,750,000, which is described in Note 4. Each of these Private Placement Warrants allow the holder thereof to purchase one ordinary share of the Company (the “ordinary share”).

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $404,345 in its operating bank accounts to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $272,751.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 3, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 3, 2022.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that COVID-19 and variants thereof, and governmental and societal actions to manage the pandemic, could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the ordinary shares issued were initially charged to temporary equity and then accreted to ordinary share subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $4,243,264 were charged to temporary equity upon the completion of the Initial Public Offering. Transaction costs related to derivative liability incurred through the balance sheets date and directly related to the Initial Public Offering amounting to $112,500 were charged to operations upon the completion of the Initial Public Offering.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against ordinary shares and accumulated deficit.

At December 31, 2021 and 2020, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$75,000,000
Less:
Proceeds allocated to Public Warrants	(1,800,000)
Ordinary shares issuance costs	(4,130,714)
Plus:
Remeasurement of carrying value to redemption value	6,681,918

Ordinary shares subject to possible redemption, December 31, 2020	75,751,204
Remeasurement of carrying value to redemption value	7,577
Ordinary shares subject to possible redemption, December 31, 2021	$75,758,781

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2021 and 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board’s (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Remeasurement associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The Public Warrants are exercisable to purchase 7,500,000 ordinary shares in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$12,183,463	$3,045,866	$(6,715,089)	$(10,564,687)
Denominator:
Basic and diluted weighted average shares outstanding	7,500,00	1,875,000	1,191,781	1,875,000
Basic and diluted net income (loss) per ordinary share	$1.62	$1.62	$(5.63)	$(5.63)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters of the Initial Public Offering (Imperial, I-Bankers and Northland (and their designees)) purchased an aggregate of 3,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, of which 2,625,000 Private Placement Warrants were purchased by the Sponsor and 1,125,000 Private Placement Warrants were purchased by Imperial, I-Bankers and Northland ($3,750,000 in the aggregate). The Sponsor, Imperial, I-Bankers and Northland agreed to purchase up to an additional 337,500 Private Placement Warrants at a price of $1.00 per Private Warrant, or an aggregate of $337,500, in the case that the underwriters’ over-allotment option is exercised in full or in part (such over-allotment option was never exercised). Each of these Private Placement Warrants allow the holder thereof to purchase one ordinary share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering, except that the Private Placement Warrants only allow the holder thereof to one ordinary share and the ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants and as further described in Note 8. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Private Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Anchor Investors

Six unaffiliated qualified institutional buyers (who are also not affiliated with the Sponsor or any member of the Company’s management team) purchased Units in the Initial Public Offering at a level of 9.9% of the Units subject to the Initial Public Offering (which aggregates to 59.4% of the Units subject to the Initial Public Offering) and entered into subscription agreements with the Sponsor to memorialize their agreement. The Company refers to these investors as “anchor investors.” In consideration of providing these agreements, the anchor investors each purchased membership interests in the Sponsor, for nominal consideration, entitling them to an interest in an aggregate of 270,000 founder shares held by the Sponsor or 45,000 founder shares for each anchor investor (which the Company refers to as the “anchor founder shares”). The anchor founder shares are treated the same in all material respects as the founder shares held by the Sponsor. Discussions with each anchor investor were separate and the arrangements with them are not contingent on each other. Further, to the Company’s knowledge, the anchor investors are not affiliated with each other and are not acting together with regards to the Company. The amount of the fair value of subscription agreements with the anchor investors in excess of the amount paid was treated as contributed capital and offering costs related to the Initial Public Offering.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2021 and 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 1,8750,000 ordinary shares issued and outstanding, excluding 7,500,000 shares that are subject to possible redemption and presented as temporary equity.

NOTE 8. WARRANTS

At December 31, 2021, there were 7,500,000 Public Warrants outstanding. Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$75,758,781	$75,751,204

Liabilities:
Warrant Liabilities – Public Warrants	1	$2,398,500	$10,350,000
Warrant Liabilities – Private Placement Warrants	3	$2,398,500	$10,350,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.

The Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2021	December 31, 2020
Risk-free interest rate	1.14%	0.39%
Trading days per year	252	252
Expected volatility	12.3%	34.4%
Exercise price	$11.50	$11.50
Stock Price	$10.00	$10.19

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$10,350,000	$10,350,000	$20,700,000
Change in valuation inputs	(7,951,500)	(7,951,500)	(15,903,000)
Fair value as of December 31, 2021	2,398,500	2,398,500	4,797,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 5, 2022, the Company filed a definitive proxy statement to announce its intention to hold a special meeting of shareholders on April 26, 2022 to seek an extension of the deadline by which the Company must consummate its initial business combination on a month to month basis (subject to additional monies being funded into our trust account by the Sponsor or its designees) from May 3, 2022 up until November 3, 2022. Such an extension requires the approval of the Company’s public shareholders to amend its charter, who will be provided the opportunity to at the time of the special meeting to redeem all or a portion their ordinary shares. A significant number of such redemptions will have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company, such as our ability to have enough cash to implement an initial business combination or to maintain the Company’s listing on Nasdaq.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 29, 2020, by and among the Company and Imperial Capital LLC. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities (4)
10.1	Letter Agreement, dated October 29, 2020, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated October 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated October 29, 2020, by and among the Company and certain security holders. (1)
10.4	Private Placement Warrants Purchase Agreement, dated October 29, 2020, by and between the Company and Imperial Capital LLC, I-Bankers Securities, Inc. and Northland Securities, Inc.(1)
10.5	Private Placements Warrants Purchase Agreement, dated October 29, 2020, by and between the Company and Bull Horn Holdings Sponsor LLC. (1)
10.6	Subscription Purchase Agreement, dated January 8, 2019, by and between the Company and the Sponsor. (3)
10.7	Form of Indemnity Agreement, dated October 29, 2020, by and between the Company and each of its officers and directors. (1)
10.8	Form of Subscription Agreement, dated October 29, 2020, by and between the Sponsor and each Anchor Investor. (1)
14.1	Form of Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 3, 2020.
(2)	Incorporated by reference to the Company’s S-1/A, filed with the SEC on October 9, 2020.
(3)	Incorporated by reference to the Company’s S-1/A, filed with the SEC on September 21, 2020
(4)	Incorporated by reference to the Company’s 10-K, filed with the SEC on April 8, 2022.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 8, 2022	Bull Horn Holdings Corp.

	By:	/s/ Robert Striar
	Name:	Robert Striar
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert Striar	Chief Executive Officer and Director	April 8, 2022
Robert Striar	(Principal Executive Officer)

/s/ Christopher Calise	Chief Financial Officer and Director	April 8, 2022
Christopher Calise	(Principal Financial and Accounting Officer)

/s/ Stephen Master	Director	April 8, 2022
Stephen Master

/s/ Michael Gandler	Director	April 8, 2022
Michael Gandler

/s/ Jeff Wattenberg	Director	April 8, 2022
Jeff Wattenberg

/s/ Doug Schaer	Director	April 8, 2022
Doug Schaer

/s/ Baron Davis	Director	April 8, 2022
Baron Davis