Form 10-Q
period 2022-03-31
Bull Horn Holdings Corp.
filed 2022-05-10
CIK 1759186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, there were 9,375,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

BULL HORN HOLDINGS CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

BULL HORN HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$166,373	404,345
Prepaid expenses	50,458	8,333
Total Current Assets	216,831	412,678

Marketable securities held in Trust Account	75,765,534	75,758,781
TOTAL ASSETS	$75,982,365	$76,171,459

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$363,863	$139,927
Total Current Liabilities	363,863	139,927

Warrant liabilities	1,199,176	4,797,000
Deferred underwriting fee payable	2,250,000	2,250,000
Total Liabilities	3,813,039	7,186,927

Contingencies and Commitments

Ordinary shares subject to redemption, 7,500,000 shares at redemption value as of March 31, 2022 and December 31, 2021	75,750,000	75,758,781

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,875,000 shares issued and outstanding (excluding 7,500,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	25,000	25,000
Accumulated deficit	(3,605,674)	(6,799,249)
Total Shareholders’ Deficit	(3,580,674)	(6,774,249)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$75,982,365	$76,171,459

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Operating costs	$419,783	$141,518
Loss from operations	(419,783)	(141,518)

Other income:
Interest earned on marketable securities held in Trust Account	6,753	1,868
Change in fair value of warrant liabilities	3,597,824	14,212,500

Net income	$3,184,794	$14,072,850

Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	7,500,000	7,500,000
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$0.34	$1.50
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,875,000	1,875,000

Basic and diluted net income per share, Non-redeemable ordinary shares	$0.34	$1.50

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares		Accumulated	Total Shareholder ’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2022	1,875,000	$25,000	$(6,799,249)	$(6,774,249)

Remeasurement for ordinary shares to redemption amount	—	—	8,781	8,781

Net income	—	—	3,184,794	3,184,794
Balance – March 31, 2022	1,875,000	$25,000	$(3,605,674)	$(3,580,674)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares		Accumulated	Total Shareholder ’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2021	1,875,000	$25,000	$(22,021,001)	$(21,996,001)

Remeasurement for ordinary shares to redemption amount	—	—	(1,868)	(1,868)

Net income	—	—	14,072,850	14,072,850
Balance – March 31, 2021	1,875,000	$25,000	$(7,950,019)	$(7,925,019)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,184,794	$14,072,850
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,753)	(1,868)
Change in fair value of warrant liabilities	(3,597,824)	(14,212,500)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(42,125)	(25,796)
Accounts payable and accrued expenses	223,936	26,816
Net cash used in operating activities	(237,972)	(140,498)

Net Change in Cash	(237,972)	(140,498)
Cash – Beginning	404,345	907,184
Cash – Ending	$166,373	$766,686

Non-cash investing and financing activities:

Change in value of ordinary shares subject to redemption	$(8,781)	$3,072

The accompanying notes are an integral part of the unaudited condensed financial statements.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $5,941,564 consisting of $1,500,000 of underwriting fees, $2,250,000 of deferred underwriting fees, $493,264 of other offering costs, and $1,698,300 for the fair value of the Founder Shares attributable to the anchor investors.

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

MARCH 31, 2022

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6 and Note 10, item (3)). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company will have until November 3, 2022 (originally May 3, 2022; see Note 10, item (2)) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters of the Initial Public Offering have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount initially funded in the Trust Account ($10.10 per share).

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Subsequent to March 31, 2022, the Company held a special meeting of its shareholders to extent its business combination deadline from May 3, 2022 to November 3, 2022. In connection with such meeting, all shareholders were afforded the opportunity to redeem their ordinary shares for their pro rata portion of the Trust Account. As a result, the amount held in the Trust Account as of the date of this report has been materially reduced. See Note 10, item (2).

Liquidity and Going Concern

As of March 31, 2022, the Company had $166,373 in its operating bank accounts to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $147,032.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 3, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 3, 2022.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that COVID-19 and variants thereof, and governmental and societal actions to manage the pandemic, could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 8, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against ordinary shares and accumulated deficit.

At March 31, 2022 and December 31, 2021, the ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$75,000,000
Less:
Proceeds allocated to Public Warrants	(1,800,000)
Ordinary shares issuance costs	(4,130,714)
Value of Anchor Shares	(1,698,300)
Plus:
Remeasurement of carrying value to redemption value	8,380,218

Ordinary shares subject to possible redemption, 12/31/20	75,751,204
Remeasurement of carrying value to redemption value	7,577
Ordinary shares subject to possible redemption, 12/31/21	75,758,781
Remeasurement of carrying value to redemption value	(8,781)
Ordinary shares subject to possible redemption, 3/31/22	$75,750,000

See Note 10, item (2) for the current amount held in the Trust Account and the ordinary shares currently subject to redemption following the Company’s April 26, 2022 special meeting of shareholders to extent the Business Combination deadline date from May 3, 2022 to November 3, 2022.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the condensed financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board’s (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The Public Warrants are exercisable to purchase 7,500,000 ordinary shares in the aggregate. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) as of the dates presented (see Note 10, item (2) for subsequent relevant information):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,547,835	$636,959	$11,258,280	$2,814,570
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	1,875,000	7,500,000	1,875,000
Basic and diluted net income per ordinary share	$0.34	$0.34	$1.50	$1.50

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

MARCH 31, 2022

(UNAUDITED)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Private Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

The Sponsor has also agreed to loan funds to the Company to finance the extension of the deadline by which the Company must consummate its initial Business Combination. See Note 10, item (4).

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the Initial Public Offering, or $2,250,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The deferred fee has subsequently been reduced under the specific terms described in Note 10, item (3).

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2022 and December 31, 2021, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 1,875,000 ordinary shares issued and outstanding, excluding 7,500,000 shares that are subject to possible redemption and presented as temporary equity.

NOTE 8. WARRANTS

At March 31, 2022 and December 31, 2021, there were 7,500,000 Public Warrants outstanding. Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of its Business Combination at an issue price or effective issue price of less than $9.50 per share (as adjusted for splits, dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial shareholders or their affiliates, without taking into account any founder shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of (i) the Market Value and (ii) the Newly Issued Price, and the $16.50 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 165% of the higher of (i) the Market Value and (ii) the Newly Issued Price.

The Company may call the warrants for redemption (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.50 per share, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$75,765,534	$75,758,781

Liabilities:
Warrant Liability – Public Warrants	1	$599,588	$2,398,500
Warrant Liability – Private Placement Warrants	3	$599,588	$2,398,500

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2022	December 31, 2021
Risk-free interest rate	2.45%	1.14%
Expected volatility	3.70%	12.3%
Exercise price	$11.50	$11.50
Stock Price	$10.09	$10.00

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	2,398,500	2,398,500	4,797,000
Change in valuation inputs	(1,798,912)	(1,798,912)	(3,597,824)
Fair value as of March 31, 2022	599,588	599,588	1,199,176

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

(1) On April 18, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BH Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Bull Horn (“Merger Sub”), and Coeptis Therapeutics, Inc., a Delaware corporation (“Coeptis”). The transactions contemplated by the Merger Agreement, if consummated (of which no assurances can be given), would constitute the Company’s Business Combination.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the closing of the transactions contemplated by the Merger Agreement (the “Closing”), the Company will re-domicile from the British Virgin Islands to the State of Delaware through a statutory re-domestication (the “Domestication”), and (ii) upon the Closing, Merger Sub will merge with and into Coeptis (the “Merger”), with Coeptis continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company (after the Domestication).

Prior to the Merger, all outstanding shares of Coeptis preferred stock will convert or exchange their shares of preferred stock for shares of Coeptis common stock at the applicable ratio in Coeptis organizational documents (the “Preferred Stock Exchange”). In the Merger, (i) all shares of Coeptis common stock issued and outstanding immediately prior to the effective time of the Merger (other than those properly exercising any applicable dissenters rights under Delaware law), but after giving effect to the Preferred Stock Exchange, will be converted into the right to receive a portion of the Merger Consideration (as defined below), (ii) certain issued and outstanding warrants to acquire shares of Coeptis stock (the “Specified Warrants”) will be assumed by the Company and converted into a warrant for shares of Company common stock with its price and number of shares equitably adjusted based on the conversion of the shares of Coeptis common stock into the Merger Consideration (each, an “Assumed Warrant”), (iii) certain outstanding convertible debt of Coeptis (the “Coeptis Convertible Debt”) will be assumed by the Company and be convertible into common stock of the Company (the “Assumed Convertible Debt”) and (iv) any other outstanding securities with the right to convert into or acquire equity securities of Coeptis or its subsidiaries will be terminated. At the Closing, the Company will change its name to “Coeptis Therapeutics Holdings, Inc.”.

The aggregate Merger consideration received by Coeptis security holders from the Company at the Closing will have an aggregate value equal to (the “Merger Consideration”) (i) $175,000,000, minus (or plus if positive), (ii) the amount of Coeptis’s outstanding indebtedness as of immediately prior to the Closing (excluding Permitted Debt, as described below), net of its cash as of immediately prior to the Closing, minus (iii) the amount of Coeptis’s outstanding unpaid transaction expenses and transaction bonuses as of the Closing. The Merger Consideration will be payable, (a) in the case of Coeptis stockholders, solely in new shares of Company common stock, with each share of Company common stock valued at the price per share (the “Redemption Price”) at which each share of Company common stock is redeemed or converted pursuant to the redemption by the Company of its public shareholders in connection with the Company’s initial Business Combination, as required by the M&A (as defined below) and the Company’s Initial Public Offering prospectus (the “Closing Redemption”), and (b) with respect to the holders of the Specified Warrants, by the assumption of such warrants by the Company as Assumed Warrants. The Merger Consideration deliverable to Coeptis stockholders will be allocated pro rata after giving effect to the Preferred Stock Exchange and deducting the value attributable to the Assumed Warrants as if the Specified Warrants that become Assumed Warrants were exercised on a net exercise basis as of immediately prior to the Closing. The Coeptis Convertible Debt, along with (i) certain other outstanding indebtedness of Coeptis as of the date of the Merger Agreement (which together with the Coeptis Convertible Debt, has aggregate outstanding obligations of approximately $3.9 million as of the date of the Merger Agreement), and (ii) certain other indebtedness that Coeptis is permitted to incur between the signing of the Merger Agreement and the Closing, will not affect the Merger Consideration payable to Coeptis security holders (the Coeptis Convertible Debt and such other indebtedness, “Permitted Debt”).

(2) On April 26, 2022, the Company held a special meeting of shareholders (the “Meeting”). At the Meeting, the Company’s shareholders approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association (the “M&A”) to extend the date by which the Company must consummate its initial Business Combination from May 3, 2022 to November 3, 2022. On April 27, 2022, the Company filed an amended and restated copy of the M&A, as amended by the Charter Amendment with the Registrar of Corporate Affairs of the British Virgin Islands, effective the same day.  In connection with the Meeting, shareholders holding 4,258,586 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $43.0 million (approximately $10.10 per public share) has been removed from the Trust Account to pay such holders, and approximately $32.7 million remains in the Trust Account. Following such redemptions, the Company has 3,241,414 Public Shares outstanding. The Sponsor will deposit (by way of a non-convertible loan) $66,667 (or approximately $0.02 per Public Share that remain outstanding) per month in connection with the extension of the Company’s termination date from May 3, 2022 up to November 3, 2022.

(3) On May 4, 2022, the Company entered into a letter agreement with Imperial, I-Bankers and Northland to amend the underwriters’ deferred fee from Initial Public Offering due upon consummation of a Business Combination from $2,250,000 to $500,000, but only in connection with the Company’s Business Combination with Coeptis.

(4) On May 2, 2022, the Company issued a promissory note (the “Note”) in the aggregate principal amount of up to $400,000 to the Sponsor in connection with the extension of the termination date for the Company’s initial Business Combination from May 3, 2022 to November 3, 2022 (the “Termination Date”), which extension was approved by the shareholders of the Company at a special meeting of the Company’s shareholders held on April 26, 2022.

Pursuant to the Note, the Sponsor has agreed to loan to the Company up to $400,000 to deposit into the Trust Account in an amount of $66,667 per month to extend the Termination Date on a month-by-month basis through November 3, 2022 as necessary, except that the sixth deposit (if applicable) will be a payment of $66,665 (the “Monthly Extension Amount”).

The Note provides that the Monthly Extension Amount will be deposited into the Trust Account commencing on May 3, 2022, and within one business day of the 3rd day of each subsequent month until October 3, 2022 or an earlier date by which the Company completes an initial Business Combination or liquidates as provided for in the M&A, and such amount will be distributed either to: (i) all of the public holders of the Public Shares upon the Company’s liquidation or (ii) the public holders of the Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination.

The Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, or (b) the date of the liquidation of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Bull Horn Holdings Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bull Horn Holdings Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve known and unknown risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve significant risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Company’s other filings with the SEC. In particular, with respect to the Company’s proposed business combination with Coeptis Therapeutics, Inc., readers are advised to review Part II, Item 1A of this report and the Company’s future filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our condensed financial statements as of December 31, 2020, March 31, 2021 and June 30, 2021 noted in footnote 2 to the accompanying condensed financial statements. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our ordinary shares subject to possible redemption. We previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares. This change had no impact on our cash held inside or outside of our trust account.

Overview

We are a blank check company incorporated in the British Virgin Islands (“BVI”) on November 27, 2018 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar initial business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the initial public offering and the sale of the private warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We have identified a business combination as discussed under “Recent Developments” below. However, there is a risk that this business combination (or any other business combination we may find) will not close. If we fail to consummate an initial business combination by November 3, 2022, we will be required to liquidate our trust account, each as described elsewhere in this report.

Recent Developments

On April 18, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BH Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of our company (“Merger Sub”), and Coeptis Therapeutics, Inc., a Delaware corporation (“Coeptis”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the closing of the transactions contemplated by the Merger Agreement (the “Closing”), we will re-domicile from the British Virgin Islands to the State of Delaware through a statutory re-domestication (the “Domestication”), and (ii) upon the Closing, Merger Sub will merge with and into Coeptis (the “Merger”), with Coeptis continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company (after the Domestication).

Prior to the Merger, all outstanding shares of Coeptis preferred stock will convert or exchange their shares of preferred stock for shares of Coeptis common stock at the applicable ratio in Coeptis organizational documents (the “Preferred Stock Exchange”). In the Merger, (i) all shares of Coeptis common stock issued and outstanding immediately prior to the effective time of the Merger (other than those properly exercising any applicable dissenters rights under Delaware law), but after giving effect to the Preferred Stock Exchange, will be converted into the right to receive a portion of the Merger Consideration (as defined below), (ii) certain issued and outstanding warrants to acquire shares of Coeptis stock (the “Specified Warrants”) will be assumed by our company and converted into a warrant for shares of our common stock with its price and number of shares equitably adjusted based on the conversion of the shares of Coeptis common stock into the Merger Consideration (each, an “Assumed Warrant”), (iii) certain outstanding convertible debt of Coeptis (the “Coeptis Convertible Debt”) will be assumed by us and be convertible into shares of our common stock (the “Assumed Convertible Debt”) and (iv) any other outstanding securities with the right to convert into or acquire equity securities of Coeptis or its subsidiaries will be terminated. At the Closing, we will change our name to “Coeptis Therapeutics Holdings, Inc.”.

The aggregate Merger consideration received by Coeptis security holders from us at the Closing will have an aggregate value equal to (the “Merger Consideration”) (i) $175,000,000, minus (or plus if positive), (ii) the amount of Coeptis’s outstanding indebtedness as of immediately prior to the Closing (excluding Permitted Debt, as described below), net of its cash as of immediately prior to the Closing, minus (iii) the amount of Coeptis’s outstanding unpaid transaction expenses and transaction bonuses as of the Closing. The Merger Consideration will be payable, (a) in the case of Coeptis stockholders, solely in new shares of our common stock, with each share of common stock valued at the price per share (the “Redemption Price”) at which each share of our common stock is redeemed or converted pursuant to the redemption by us of our public shareholders in connection with our initial business combination, as required by the M&A (as defined below) and our initial public offering prospectus (the “Closing Redemption”), and (b) with respect to the holders of the Specified Warrants, by the assumption of such warrants by us as Assumed Warrants. The Merger Consideration deliverable to Coeptis stockholders will be allocated pro rata after giving effect to the Preferred Stock Exchange and deducting the value attributable to the Assumed Warrants as if the Specified Warrants that become Assumed Warrants were exercised on a net exercise basis as of immediately prior to the Closing. The Coeptis Convertible Debt, along with (i) certain other outstanding indebtedness of Coeptis as of the date of the Merger Agreement (which together with the Coeptis Convertible Debt, has aggregate outstanding obligations of approximately $3.9 million as of the date of the Merger Agreement), and (ii) certain other indebtedness that Coeptis is permitted to incur between the signing of the Merger Agreement and the Closing, will not affect the Merger Consideration payable to Coeptis security holders (the Coeptis Convertible Debt and such other indebtedness, “Permitted Debt”).

In connection with the special meeting of our shareholders to be called to approve the Merger, we may engage in negotiations and enter into transactions with certain (as of yet unidentified) shareholders of our company with regard to transactions under which our sponsor would assign founder shares to such shareholders in consideration of their voting in favor of the Merger and not redeeming their holdings in our company in connection therewith. Additionally, our sponsor may also separately explore transactions under which it would sell its interest in our company to another management team.

On April 26, 2022, we held a special meeting of our shareholders (the “Meeting”). At the Meeting, our shareholders approved an amendment (the “Charter Amendment”) to our Amended and Restated Memorandum and Articles of Association (the “M&A”) to extend the date by which we must consummate its initial Business Combination from May 3, 2022 to November 3, 2022. On April 27, 2022, we filed an amended and restated copy of the M&A, as amended by the Charter Amendment with the Registrar of Corporate Affairs of the British Virgin Islands, effective the same day. In connection with the Meeting, shareholders holding 4,258,586 of our public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $43.0 million (approximately $10.10 per public share) has been removed from the trust account to pay such holders, and approximately $32.7 million remains in the trust account. Following such redemptions, we have 3,241,414 public shares outstanding. Our sponsor will deposit (by way of a non-convertible loan) $66,667 (or approximately $0.02 per public share that remain outstanding) per month in connection with the extension of our termination date from May 3, 2022 up to November 3, 2022. The approval of the Charter Amendment and the additional funding of the trust account by our sponsor is intended to give us time to consummate our business combination with Coeptis (or another business combination, if necessary).

On May 2, 2022, we issued a promissory note (the “Note”) in the aggregate principal amount of up to $400,000 to our Sponsor in connection with the extension of the termination date for our initial Business Combination from May 3, 2022 to November 3, 2022 (the “Termination Date”), which extension was approved by our shareholders at a special meeting of the Company’s shareholders held on April 26, 2022 described above.

Pursuant to the Note, the Sponsor has agreed to loan to us up to $400,000 to deposit into the Trust Account in an amount of $66,667 per month to extend the Termination Date on a month-by-month basis through November 3, 2022 as necessary, except that the sixth deposit (if applicable) will be a payment of $66,665 (the “Monthly Extension Amount”).

The Note provides that the Monthly Extension Amount will be deposited into the Trust Account commencing on May 3, 2022, and within one business day of the 3rd day of each subsequent month until October 3, 2022 or an earlier date by which the Company completes an initial Business Combination or liquidates as provided for in our M&A, and such amount will be distributed either to: (i) all of the public holders of the Public Shares upon the Company’s liquidation or (ii) the public holders of the Public Shares who elect to have their shares redeemed in connection with the consummation of the initial Business Combination.

The Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, or (b) the date of the liquidation of our company.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the initial public offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended March 31, 2022, we had net income of $3,184,794, which consisted of change in fair value of warrant liabilities of $3,597,824 and interest income on marketable securities and other interest of $6,753, offset by operating costs of $419,783.

For the three months ended March 31, 2021, we had a net income of $14,072,850, which consisted of change in fair value of warrant liabilities of $14,212,500 and interest income on marketable securities of $1,868, offset by operating costs of $141,518.

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

For the three months ended March 31, 2022, cash used in operating activities was $237,972. Net income of $3,184,794 was impacted by interest earned on marketable securities held in Trust Account of $6,753 and change in fair value of warrant liabilities of $3,597,824. Changes in operating assets and liabilities provided $181,811 of cash from operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $140,498. Net income of $14,072,850 was impacted by interest income on marketable securities of $1,868 and change in fair value of warrant liabilities of $14,212,500. Changes in operating assets and liabilities provided $1,020 of cash from operating activities.

As of March 31, 2022, we had marketable securities held in the trust account of $75,765,534. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $166,373. We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and to structure, negotiate and complete a business combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board (the “FASB”)’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” have until November 3, 2022 to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time or any extended deadline, if approved. If an initial business combination is not consummated by our initial deadline date or an extended deadline date, there will be a mandatory liquidation and subsequent dissolution of our company. Management has determined that the mandatory liquidation, should an initial business combination not occur and an extension is not requested by our sponsor, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 3, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters of our initial public offering are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the initial public offering, or $2,250,000. The deferred fee will be paid in cash upon the closing of a business combination from the amounts held in the trust account, subject to the terms of the underwriting agreement. The deferred fee has subsequently been reduced under the specific terms described in Note 10, Item (3) to the accompanying condensed financial statements.

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

Warrant Liability

We account for our warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statement of operations. Our private warrants and our public warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the public warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date.

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business (and Coeptis’ business) could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete our business combination with Coeptis or any alternative business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal accounting controls related to the accounting for complex financial instruments and for our shares subject to possible redemption. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than as described above with respect to the accounting for complex instruments and for our ordinary shares subject to possible redemption, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We plan to continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, notably with respect to our public and private warrants and our ordinary shares subject to possible redemption. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 8, 2022 (the “2021 10-K”). Other than as disclosed below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2021 10-K.

Readers should consider the following additional risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, particularly those related to special purpose acquisition companies, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

With respect to the regulation of special purpose acquisition companies like our company (“SPACs”), on March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

In addition, readers are advised that we will provide additional risk factors related to our proposed business combination with Coeptis Therapeutics, Inc. in any proxy statement or registration statement we file with the SEC in connection with such transaction.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 4, 2022, we entered into a letter agreement with Imperial, I-Bankers and Northland to amend the underwriters’ deferred fee from our Initial Public Offering due upon consummation of a Business Combination from $2,250,000 to $500,000, but only in connection with our Business Combination with Coeptis. Such letter agreement is filed as Exhibit 10.1 to this report and is incorporated by reference

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Letter agreement, dated May 4, 2022, between the Company, Imperial, I-Bankers and Northland to reduce deferred underwriters’ fee.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULL HORN HOLDINGS CORP.

Date: May 10, 2022	/s/ Robert Striar
	Name:	Robert Striar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	/s/ Christopher Calise
	Name:	Christopher Calise
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)