Form 10-Q
period 2022-06-30
Bull Horn Holdings Corp.
filed 2022-08-09
CIK 1759186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number. 001-39669

BULL HORN HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1465952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 S. Pointe Drive, Suite TH-1 Miami Beach, Florida
(Address of principal executive offices)

33139
(Zip Code)

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

As of August 9, 2022, there were 5,116,414 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

BULL HORN HOLDINGS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$84,153	404,345
Prepaid expenses	38,797	8,333
Total Current Assets	122,950	412,678

Marketable securities held in Trust Account	32,989,082	75,758,781
TOTAL ASSETS	$33,112,032	$76,171,459

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$948,921	$139,927
Total Current Liabilities	948,921	139,927

Advances from related party	200,001	—
Convertible promissory note	103,000	—
Warrant liabilities	600,000	4,797,000
Deferred underwriting fee payable	2,250,000	2,250,000
Total Liabilities	4,101,922	7,186,927

Contingencies and Commitments

Ordinary shares subject to redemption, 3,241,414 and 7,500,000 shares at redemption value as of June 30, 2022 and December 31, 2021, respectively	32,989,082	75,758,781

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,875,000 shares issued and outstanding (excluding 3,241,414 and 7,500,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021, respectively	25,000	25,000
Additional paid-in capital	71,420	—
Accumulated deficit	(4,075,392)	(6,799,249)
Total Shareholders’ Deficit	(3,978,972)	(6,774,249)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$33,112,032	$76,171,459

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating costs	$852,808	$155,688	$1,272,591	$297,206
Loss from operations	(852,808)	(155,688)	(1,272,591)	(297,206)

Other income (expense):
Interest earned on marketable securities held in Trust Account	49,430	1,889	56,183	3,757
Interest income on bank	49	41	49	41
Change in fair value of convertible promissory note	(600)	—	(600)	—
Change in fair value of warrant liabilities	599,176	(1,650,000)	4,197,000	12,562,500
Total other income (expense), net	648,055	(1,648,070)	4,252,632	12,566,298

Net income (loss)	$(204,753)	$(1,803,758)	$2,980,041	$12,269,092

Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	4,424,355	7,500,000	5,962,177	7,500,000
Basic and diluted net income (loss) per share, Ordinary shares subject to possible redemption	$(0.03)	$(0.19)	$0.38	$1.31

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,875,000	1,875,000	1,875,000	1,875,000
Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$(0.03)	$(0.19)	$0.38	$1.31

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND MONTHS ENDED JUNE 30, 2022

	Ordinary Shares		Additional paid-in	Accumulated	Total Shareholder ’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	1,875,000	$25,000	$—	$(6,799,249)	$(6,774,249)

Remeasurement for ordinary shares to redemption amount	—	—	—	8,781	8,781
			—
Net income	—	—		3,184,794	3,184,794

Balance – March 31, 2022	1,875,000	$25,000	$—	$(3,605,674)	$(3,580,674)

Face value of convertible promissory note in excess of fair value			71,420	—	71,420

Remeasurement for ordinary shares to redemption amount	—	—	—	(264,965)	(264,965)

Net income	—	—	—	(204,753)	(204,753)

Balance – June 30, 2022	1,875,000	$25,000	$71,420	$(4,075,392)	$(3,978,972)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares		Accumulated	Total Shareholder ’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2021	1,875,000	$25,000	$(22,021,001)	$(21,996,001)

Remeasurement for ordinary shares to redemption amount	—	—	(1,868)	(1,868)

Net income	—	—	14,072,850	14,072,850

Balance – March 31, 2021	1,875,000	$25,000	$(7,950,019)	$(7,925,019)

Remeasurement for ordinary shares to redemption amount	—	—	(1,889)	(1,889)

Net loss	—	—	(1,803,758)	(1,803,758)

Balance – June 30, 2021	1,875,000	$25,000	$(9,755,666)	$(9,730,666)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,980,041	$12,269,092
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(56,183)	(3,757)

Change in fair value of warrant liabilities	(4,197,000)	(12,562,500)
Change in fair value of convertible promissory note	600	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30,464)	5,022
Accounts payable and accrued expenses	808,994	29,440
Net cash used in operating activities	(494,012)	(262,703)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(200,001)	—
Cash withdrawn from Trust Account in connection with redemption	43,025,883	—
Net cash provided by investing activities	42,825,882	—

Cash Flows from Financing Activities:
Advances from related party	200,001	—
Proceeds from convertible promissory note	173,820	—
Redemption of ordinary shares	(43,025,883)	—
Net cash provided by financing activities	(42,652,062)	—

Net Change in Cash	(320,192)	(262,703)
Cash – Beginning	404,345	907,184
Cash – Ending	$84,153	$644,481

Non-cash investing and financing activities:

Change in value of ordinary shares subject to redemption	$256,184	$4,961

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Bull Horn Holdings Corp. (the “Company” or “Bull Horn”) is a blank check company incorporated in the British Virgin Islands on November 27, 2018. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the sports (including sports franchises or assets related to sports franchises and sports technology), entertainment and brands sectors.

As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Company will have until November 3, 2022 (originally May 3, 2022) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters of the Initial Public Offering have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount initially funded in the Trust Account ($10.10 per share).

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

On April 18, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BH Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Coeptis Therapeutics, Inc., a Delaware corporation (“Coeptis”). The transactions contemplated by the Merger Agreement are intended to serve as the Company’s initial Business Combination. See Note 6 for further information.

On April 26, 2022, the Company held a special meeting of its shareholders to extent its business combination deadline from May 3, 2022 to November 3, 2022. In connection with such meeting, all shareholders were afforded the opportunity to redeem their ordinary shares for their pro rata portion of the Trust Account. As a result, the amount held in the Trust Account as of the date of this report has been materially reduced. See Note 6.

Liquidity and Going Concern

As of June 30, 2022, the Company had $84,153 in its operating bank accounts to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $1,128,972.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, the existence of inflationary trends on the U.S. economy and the recent increase in interest rates and has concluded that while it is reasonably possible that such uncertainties, and governmental and societal actions to manage them, could have a negative effect on the Company’s or Coeptis’ financial position, results of operations and/or the ability to closing the Merger Agreement with Coeptis, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these or similar uncertainties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 8, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary where the Company has the ability to exercise control.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $4,243,264 were charged to temporary equity upon the completion of the Initial Public Offering. Transaction costs related to derivative liability incurred through the balance sheets date and directly related to the Initial Public Offering amounting to $112,500 were charged to operations upon the completion of the Initial Public Offering.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against ordinary shares and accumulated deficit.

In connection with the approval of an extension of the Combination Period at a meeting of Company shareholders held on April 26, 2022, certain holders ordinary shares elected to redeem an aggregate of 4,258,586 ordinary shares. As a result, approximately $43,025,883 was paid out of the Trust in connection with the redemptions. On May 3, 2022, May 26, 2022 and June 29, 2022, the Company’s Sponsor (a related party) deposited $66,667 per month into the trust for an aggregate total of $200,001.

At June 30, 2022 and December 31, 2021, the ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$75,000,000
Less:
Proceeds allocated to Public Warrants	(1,800,000)
Ordinary shares issuance costs	(4,130,714)
Value of Anchor Shares	(1,698,300)
Plus:
Remeasurement of carrying value to redemption value	8,380,218

Ordinary shares subject to possible redemption, 12/31/20	75,751,204
Remeasurement of carrying value to redemption value	7,577
Ordinary shares subject to possible redemption, 12/31/21	75,758,781
Remeasurement of carrying value to redemption value	(8,781)
Ordinary shares subject to possible redemption, 3/31/22	75,750,000
Less: Redemption of Class A ordinary shares	(43,025,883)
Add: Remeasurement of carrying value to redemption value	264,965
Ordinary shares subject to possible redemption, 6/30/22	$32,989,082

See Note 6 for the current amount held in the Trust Account and the ordinary shares currently subject to redemption following the Company’s April 26, 2022 special meeting of shareholders to extent the Business Combination deadline date from May 3, 2022 to November 3, 2022.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the condensed consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company is considered to be an exempted British Virgin Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As part of the transactions contemplated by the Merger Agreement, the Company has agreed to redomicile as a Delaware corporation.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The Public Warrants are exercisable to purchase 7,500,000 ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) as of the dates presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(143,808)	$(60,945)	$(1,443,039)	$(360,760)	$2,267,083	$712,958	$9,815,274	$2,453,818
Denominator:
Basic and diluted weighted average shares outstanding	4,424,355	1,875,000	7,500,000	1,875,000	5,962,177	1,875,000	7,500,000	1,875,000
Basic and diluted net income (loss) per ordinary share	$(0.03)	$(0.03)	$(0.19)	$(0.19)	$0.38	$0.38	$1.31	$1.31

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

Convertible Promissory Note

The Company accounts for their convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. In accordance with ASU 2020-06, the Company has made such election for their convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2018, in anticipation of the expected issuance of 2,156,250 ordinary shares (referred to as founder shares) to the Sponsor, the Sponsor paid certain of the Company’s deferred offering costs with the $25,000 purchase price of the founder shares. As of December 31, 2018, one founder share was issued to the Sponsor. The remaining 2,156,249 founder shares were issued to the Sponsor on January 28, 2019.

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

The initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until, with respect to 50% of the founder shares, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, and, with respect to the remaining 50% of the founder shares, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Assignment of Private Placement Warrants

Effective December 10, 2020, by agreements between the Sponsor, Imperial, I-Bankers and Northland, an aggregate of 375,000 Private Placement Warrants were assigned by Imperial, I-Bankers and Northland to the Sponsor.

Advance from Related Party

From April 2022 through June 30, 2022, the Sponsor deposited $200,001 into the Company’s Trust Account in connection with the extension of the Combination Period. These funds were provided as an advance to the Company. The advances are non-interest bearing and due on demand.

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

On May 18, 2022, the Sponsor issued the Promissory Note to the Company, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $500,000 (the “Second Note”). The Promissory Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. On May 19, 2022, the Sponsor deposited $173,820 of such funds in the operating account. As of June 30, 2022 and December 31, 2021, the outstanding principal balance under the Promissory Notes amounted to an aggregate of $173,820 and $0, respectively. The Convertible Note was valued using the fair value method. The discounted cash flow method was used to value the debt component of the Convertible Note and the Black Scholes Option Pricing Model was used to value the debt conversion option. The convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The initial fair value of the note on May 19, 2022 was $102,400, which resulted in a contribution of $71,420. The fair value of the loan as of June 30, 2022, was $103,000, which resulted in a change in fair value of the Convertible Promissory Note of $600 recorded in the condensed consolidated statement of operations for the six months ended June 30, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Private Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

The Sponsor has also agreed to loan funds to the Company to finance the extension of the deadline by which the Company must consummate its initial Business Combination. See Note 1.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Extension Funds

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

Merger Agreement with Coeptis

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The aggregate Merger consideration received by Coeptis security holders from the Company at the Closing will have an aggregate value equal to (the “Merger Consideration”) (i) $175,000,000, minus (or plus if positive), (ii) the amount of Coeptis outstanding indebtedness as of immediately prior to the Closing (excluding Permitted Debt, as described below), net of its cash as of immediately prior to the Closing, minus (iii) the amount of Coeptis outstanding unpaid transaction expenses and transaction bonuses as of the Closing. The Merger Consideration will be payable, (a) in the case of Coeptis stockholders, solely in new shares of Company common stock, with each share of Company common stock valued at the price per share (the “Redemption Price”) at which each share of Company common stock is redeemed or converted pursuant to the redemption by the Company of its public shareholders in connection with the Company’s initial Business Combination, as required by the M&A (as defined below) and the Company’s Initial Public Offering prospectus (the “Closing Redemption”), and (b) with respect to the holders of the Specified Warrants, by the assumption of such warrants by the Company as Assumed Warrants. The Merger Consideration deliverable to Coeptis stockholders will be allocated pro rata after giving effect to the Preferred Stock Exchange and deducting the value attributable to the Assumed Warrants as if the Specified Warrants that become Assumed Warrants were exercised on a net exercise basis as of immediately prior to the Closing. The Coeptis Convertible Debt, along with (i) certain other outstanding indebtedness of Coeptis as of the date of the Merger Agreement (which together with the Coeptis Convertible Debt, has aggregate outstanding obligations of approximately $3.9 million as of the date of the Merger Agreement), and (ii) certain other indebtedness that Coeptis is permitted to incur between the signing of the Merger Agreement and the Closing, will not affect the Merger Consideration payable to Coeptis security holders (the Coeptis Convertible Debt and such other indebtedness, “Permitted Debt”).

Extension of Combination Period; Sponsor Note

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

In connection with the Charter Amendment, on May 2, 2022, the Company issued a promissory note (the “Note”) in the aggregate principal amount of up to $400,000 to the Sponsor in connection with the extension of the termination date for the Company’s initial Business Combination from May 3, 2022 to November 3, 2022 (the “Termination Date”), which extension was approved by the shareholders of the Company at a special meeting of the Company’s shareholders held on April 26, 2022.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2022 and December 31, 2021, there are no preferred shares designated, issued or outstanding.

In connection with the extension of the Combination Period, certain holders of ordinary shares elected to redeem an aggregate of 4,258,586 ordinary shares. As a result, approximately 43,025,883 was paid out of the Trust in connection with the redemptions.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 1,875,000 ordinary shares issued and outstanding, excluding 3,241,414 and 7,500,000 shares that are subject to possible redemption and presented as temporary equity as of June 30, 2022 and December 31, 2021, respectively.

NOTE 8. WARRANTS

At June 30, 2022 and December 31, 2021, there were 7,500,000 Public Warrants outstanding. Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described above, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$32,989,082	$75,758,781

Liabilities:
Warrant Liability – Public Warrants	1	$300,000	$2,398,500
Warrant Liability – Private Placement Warrants	3	$300,000	$2,398,500

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2022	December 31, 2021
Risk-free interest rate	2.97%	1.14%
Expected volatility	2.80%	12.3%
Exercise price	$11.50	$11.50
Stock Price	$10.08	$10.00

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	2,398,500	2,398,500	4,797,000
Change in valuation inputs	(1,798,912)	(1,798,912)	(3,597,824)
Fair value as of March 31, 2022	599,588	599,588	1,199,176
Change in valuation inputs	(299,588)	(299,588)	(599,176)
Fair value as of June 30, 2022	300,000	300,000	600,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022.

At June 30, 2022, the Convertible Promissory Note was valued by estimating the value of debt component and the debt conversion option. A discounted cash flow method was used to value the debt component and a Black-Scholes model was used to value the debt conversion option. The value of debt component and the value of the debt conversion option was used to derive the fair value of Convertible Promissory Note. The discounted cash flow method and the Black-Scholes model are considered a form of the income approach, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Convertible Promissory Note is the expected volatility of the ordinary share, which underlines the price of warrants into which the Convertible Promissory Note may be converted into. This liability is subject to re-measurement at each balance sheet date and loan withdrawal date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of the loan as of June 30, 2022, was $103,000, which resulted in a change in fair value of the Convertible Promissory Note of $600 recorded in the condensed consolidated statement of operations for the six months ended June 30, 2022.

BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table presents the quantitative information regarding Level 3 fair value measurements for the Convertible Promissory Notes:

	May 19,	June 30,
Input:	2022	2022
Risk-free interest rate	2.77%	2.99%
Expected term (years)	5.36	5.25
Expected volatility	2.1%	2.8%
Exercise price	11.50	$11.50
Fair value of Units	9.38	$10.08
Probability of Business Combination	60%	60%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Notes as of June 30, 2022:

Total
Initial measurement as of May 19, 2022	$—
Proceeds received through convertible note – related party	173,820
Change in fair value	(70,820)

Fair value as of June 30, 2022	$103,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the six months ended June 30, 2022 for the Convertible Promissory Notes.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than the below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On July 20, 2022, the Company entered into an agreement with a Northland to provide placement agent services in connection with a potential Business Combination.  Under this agreement, Northland will be entitled to receive 1.5% of the aggregate net proceeds of such financing as well as an advisory fee of 3.5% of the product of (i) the number of shares purchased in connection with a backstop or forward purchase or similar agreement involving investors identified by Northland and (ii) $10.10 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us,” “Bull Horn” or the “Company” refer to Bull Horn Holdings Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bull Horn Holdings Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve known and unknown risks and uncertainties.

Certain capitalized terms used but not defined in the below discussion and elsewhere in this Quarterly Report have the meanings ascribed to them in the footnotes to the accompanying financial statements included as part of this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve significant risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Company’s other filings with the SEC. In particular, with respect to the Company’s proposed Business Combination with Coeptis Therapeutics, Inc., readers are advised to review Part II, Item 1A of this Quarterly Report, the Company’s Registration Statement on Form S-4 (as amended) relating to the Business Combination with Coeptis and the Company’s future filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We have identified a Business Combination as discussed under “Recent Developments” below. However, there is a risk that this Business Combination (or any other Business Combination we may find) will not close. If we fail to consummate an initial Business Combination by November 3, 2022, we will be required to liquidate our Trust Account, each as described elsewhere in this Quarterly Report.

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

The aggregate Merger consideration received by Coeptis security holders from us at the Closing will have an aggregate value equal to (the “Merger Consideration”) (i) $175,000,000, minus (or plus if positive), (ii) the amount of Coeptis outstanding indebtedness as of immediately prior to the Closing (excluding Permitted Debt, as described below), net of its cash as of immediately prior to the Closing, minus (iii) the amount of Coeptis outstanding unpaid transaction expenses and transaction bonuses as of the Closing. The Merger Consideration will be payable, (a) in the case of Coeptis stockholders, solely in new shares of our common stock, with each share of common stock valued at the price per share (the “Redemption Price”) at which each share of our common stock is redeemed or converted pursuant to the redemption by us of our public shareholders in connection with our initial Business Combination, as required by the M&A (as defined below) and our Initial Public Offering prospectus (the “Closing Redemption”), and (b) with respect to the holders of the Specified Warrants, by the assumption of such warrants by us as Assumed Warrants. The Merger Consideration deliverable to Coeptis stockholders will be allocated pro rata after giving effect to the Preferred Stock Exchange and deducting the value attributable to the Assumed Warrants as if the Specified Warrants that become Assumed Warrants were exercised on a net exercise basis as of immediately prior to the Closing. The Coeptis Convertible Debt, along with (i) certain other outstanding indebtedness of Coeptis as of the date of the Merger Agreement (which together with the Coeptis Convertible Debt, has aggregate outstanding obligations of approximately $3.9 million as of the date of the Merger Agreement), and (ii) certain other indebtedness that Coeptis is permitted to incur between the signing of the Merger Agreement and the Closing, will not affect the Merger Consideration payable to Coeptis security holders (the Coeptis Convertible Debt and such other indebtedness, “Permitted Debt”).

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the three months ended June 30, 2022, we had net loss of $204,753, which consisted of change in fair value of warrant liabilities of $599,176, interest income on marketable securities and other interest of $49,479, offset by operating costs of $852,808 and change in fair value of convertible promissory note of $600.

For the six months ended June 30, 2022, we had net income of $2,980,041, which consisted of change in fair value of warrant liabilities of $4,197,000 and interest income on marketable securities and other interest of $56,232, offset by operating costs of $1,272,591 and change in fair value of convertible promissory note of $600.

For the three months ended June 30, 2021, we had a net loss of $1,803,758, which consisted of change in fair value of warrant liabilities of $1,650,000, interest income on marketable securities of $1,889 and interest income in bank of $41, offset by operating costs of $155,688.

For the six months ended June 30, 2021, we had a net income of $12,269,092, which consisted of change in fair value of warrant liabilities of $12,562,500, interest income on marketable securities of $3,757 and interest income in bank of $41, offset by operating costs of $297,206.

Liquidity and Capital Resources

On November 3, 2020, we consummated our Initial Public Offering of 7,500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $75,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,750,000 Private Placement Warrants to our sponsor and the underwriters of our Initial Public Offering at a price of $1.00 per private warrant generating gross proceeds of $3,750,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $75,750,000 was placed in the Trust Account. We incurred $4,243,264 in transaction costs, including $1,500,000 of underwriting fees, $2,250,000 of deferred underwriting fees and $493,264 of other costs.

For the six months ended June 30, 2022, cash used in operating activities was $494,012. Net income of $2,980,041 was impacted by interest earned on marketable securities held in Trust Account of $56,183, change in fair value of warrant liabilities of $4,197,000 and change in fair value of convertible promissory note of $600. Changes in operating assets and liabilities provided $778,530 cash from operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $262,703. Net income of $12,269,092 was impacted by interest earned on marketable securities held in Trust Account of $3,757 and change in fair value of warrant liabilities of $12,562,500. Changes in operating assets and liabilities provided $34,462 of cash from operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $32,989,082. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $84,153. We are using the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and to structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. These warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters of our Initial Public Offering are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the Initial Public Offering, or $2,250,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The deferred fee has subsequently been reduced under the specific terms to the accompanying condensed consolidated financial statements.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for our warrants in accordance with the guidance contained in ASC 815-40 under which the warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statement of operations. Our Private Placement Warrants and our Public Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date.

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheets.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business (and Coeptis’ business) could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, investor appetite for biotechnology companies like Coeptis, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete our Business Combination with Coeptis or any alternative Business Combination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. In addition, the Company did not record accrued expenses in the proper accounting period. Those expenses were not reported at June 30, 2022 so they were not properly accrued at June 30, 2022. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal accounting controls related to the accounting for complex financial instruments and for our shares subject to possible redemption. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed consolidated financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. Additionally, we intend to work closely with all our advisors to ensure balances being recorded at each period end represent the accurate amounts the Company owes. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Changes in Internal Control over Financial Reporting

Other than as described above with respect to the accounting for complex instruments and for our ordinary shares subject to possible redemption, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We plan to continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, notably with respect to our public and private warrants and our ordinary shares subject to possible redemption. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Additionally, we intend to work closely with all our advisors to ensure balances being recorded at each period end represent the accurate amounts the Company owes. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results (including, without limitation, our ability to consummate our initial Business Combination) to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 8, 2022 (the “2021 10-K”). Other than as disclosed below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2021 10-K.

Readers should consider also carefully consider the following risk factors in addition to the risk factors related to our proposed Business Combination with Coeptis contained in any proxy statement or registration statement we file with the SEC in connection with such transaction.

Our shareholders redeemed a significant portion of their ordinary shares in connection with the extension of our business combination deadline, leaving us with significantly less cash in our Trust Account. This makes it much more likely that we will require additional financing in order to consummate our initial Business Combination, which may be unavailable to us on acceptable terms, or at all.

On April 26, 2022, we held a special meeting of our shareholders at which our shareholders approved an extension of the date by which we must consummate our initial Business Combination from May 3, 2022 to November 3, 2022. In connection with such special meeting, shareholders holding 4,258,586 of our Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $43.0 million (approximately $10.10 per public share) was removed from the Trust Account to pay such holders, and approximately $32.7 million remains in the Trust Account. This significant reduction in the amount of cash held in our Trust Account has left us with significantly less cash available to us to complete our initial Business Combination with Coeptis or otherwise. As such, it is highly likely that we will require additional third-party funding (including via private placements or “backstop” or similar arrangements) in order to consummate such Business Combination. Over the past several fiscal quarters, the terms for business combination financings have become very expensive and, in some cases, onerous (including providing for “make whole” or similar investor protections). We may be forced to agree to such terms in order to complete our Business Combination, which could have adverse impacts on the post-Business Combination company. Moreover, it is possible that we may be unable to secure any required financing, which could leave us unable to complete our initial Business Combination and which, in turn, would force us to liquidate.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing our initial Business Combination with Coeptis or otherwise, and may constrain the circumstances under which we could complete such initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours or Coeptis’, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination with Coeptis or otherwise. Inflation could also increase the cost of capital for any funding we may seek to raise in connection with our initial Business Combination.

The ongoing military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate our initial Business Combination.

The ongoing military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours and Coeptis’, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to raise capital for our initial Business Combination or to consummate an initial Business Combination on acceptable commercial terms or at all.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that has not yet completed its business combination within 24 months after the effective date of the IPO Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee for our Trust Account to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to such 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination with Coeptis, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Quarterly Report were issued.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable share exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. Such material weakness could also have the effect of delaying our ability to close our Business Combination with Coeptis.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. If we are considered to be a “foreign person” under such rules and regulations, any proposed Business Combination (including our proposed transaction with Coeptis) between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business (including our proposed transaction with Coeptis) falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in Coeptis and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the private placement as is described in the Company’s final prospectus related to our Initial Public Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of April 18, 2022, by and among Bull Horn, Merger Sub and Coeptis(1)
3.1	Amended and Restated Memorandum and Articles of Association, filed on April 27, 2022(2)
10.1	Form of Voting Agreement, dated as of April 18, 2022, by and among Bull Horn, Coeptis and certain stockholders of Coeptis(1)
10.2	Promissory Note issued to Bull Horn Holdings Sponsor LLC, dated May 2, 2022(3)
10.3	Promissory Note of the Company, dated May 18, 2022(4)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on April 19, 2022.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on April 27, 2022.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on May 3, 2022.
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on May 20, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULL HORN HOLDINGS CORP.

Dated: August 9, 2022	/s/ Robert Striar
	Name:	Robert Striar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2022	/s/ Christopher Calise
	Name:	Christopher Calise
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)