Form 10-Q
period 2022-09-30
Coeptis Therapeutics Holdings, Inc.
filed 2022-11-18
CIK 1759186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number. 001-39669

COEPTIS THERAPEUTICS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-1465952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Bradford Rd, Suite 420, Wexford, Pennsylvania
(Address of principal executive offices)

15090
(Zip Code)

(724) 934-6467
(Registrant’s telephone number, including area code)

Bull Horn Holdings Corp 801 S. Pointe Drive, Suite TH-1 Miami Beach, Florida 33139 (305) 671-3341
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	COEP	The Nasdaq Global Market
Warrants, each whole warrant exercisable for one-half of one share of Common Stock for $11.50 per whole share	COEPW	The Nasdaq Global Market

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

As of November 18, 2022, there were 5,116,414 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$13,830	$404,345
Prepaid expenses	17,137	8,333
Total Current Assets	30,967	412,678

Marketable securities held in Trust Account	33,268,215	75,758,781
TOTAL ASSETS	$33,299,182	$76,171,459

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,400,344	$139,927
Advance from related party	333,335
Convertible promissory note	160,500
Total Current Liabilities	1,894,179	139,927

Warrant liabilities	450,000	4,797,000
Deferred underwriting fee payable	2,250,000	2,250,000
Total Liabilities	4,594,179	7,186,927

Contingencies and Commitments

Ordinary shares subject to redemption, 3,241,414 and 7,500,000 shares at redemption value as of September 30, 2022 and December 31, 2021, respectively	33,268,215	75,758,781

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding
Ordinary shares, no par value; unlimited shares authorized; 1,875,000 shares issued and outstanding (excluding 3,241,414 and 7,500,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021, respectively	25,000	25,000
Additional paid-in capital	71,420
Accumulated deficit	(4,659,632)	(6,799,249)
Total Shareholders’ Deficit	(4,563,212)	(6,774,249)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$33,299,182	$76,171,459

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating costs	$543,663	$100,017	$1,816,254	$397,223
Loss from operations	(543,663)	(100,017)	(1,816,254)	(397,223)

Other income:
Interest earned on marketable securities held in Trust Account	145,799	1,910	201,982	5,667
Interest income on bank	257	16	306	57
Change in fair value of convertible promissory note	(57,500)	—	(58,100)	—
Change in fair value of warrant liabilities	150,000	4,275,000	4,347,000	16,837,500
Total other income, net	238,556	4,276,926	4,491,188	16,843,224

Net (loss) income	$(305,107)	$4,176,909	$2,674,934	$16,446,001

Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	3,241,414	—	5,023,451	—
Basic and diluted net (loss) income per share, Ordinary shares subject to possible redemption	$(0.06)	$—	$0.39	$—

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,875,000	9,375,000	1,875,000	9,375,000
Basic and diluted net (loss) income per share, Non-redeemable ordinary shares	$(0.06)	$0.45	$0.39	$1.75

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares		Additional paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	1,875,000	$25,000	$—	$(6,799,249)	$(6,774,249)

Remeasurement for ordinary shares to redemption amount	—	—	—	8,781	8,781
			—
Net income	—	—		3,184,794	3,184,794

Balance – March 31, 2022	1,875,000	25,000	—	(3,605,674)	(3,580,674)

Face value of convertible promissory note in excess of fair value			71,420	—	71,420

Remeasurement for ordinary shares to redemption amount	—	—	—	(264,965)	(264,965)

Net loss	—	—	—	(204,753)	(204,753)

Balance – June 30, 2022	1,875,000	25,000	71,420	(4,075,392)	(3,978,972)

Remeasurement for ordinary shares to redemption amount	—	—	—	(279,133)	(279,133)

Net (loss)	—	—	—	(305,107)	(305,107)

Balance – September 30, 2022	1,875,000	$25,000	$71,420	$(4,659,632)	$(4,563,212)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2021	1,875,000	$25,000	$(22,021,001)	$(21,996,001)

Remeasurement for ordinary shares to redemption amount	—	—	(1,868)	(1,868)

Net income	—	—	14,072,850	14,072,850

Balance – March 31, 2021	1,875,000	25,000	(7,950,019)	(7,925,019)

Remeasurement for ordinary shares to redemption amount	—	—	(1,889)	(1,889)

Net loss	—	—	(1,803,758)	(1,803,758)

Balance – June 30, 2021	1,875,000	25,000	(9,755,666)	(9,730,666)

Accretion for ordinary shares to redemption amount			(1,910)	(1,910)

Net Income	—	—	4,176,909	4,176,909

Balance – September 30, 2021	1,875,000	$25,000	$(5,580,667)	$(5,555,667)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,674,934	$16,446,001
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(201,982)	(5,667)

Change in fair value of warrant liabilities	(4,347,000)	(16,837,500)
Change in fair value of convertible promissory note	58,100	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,804)	33,145
Accounts payable and accrued expenses	1,260,417	41,471
Net cash used in operating activities	(564,335)	(322,550)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(333,335)	—
Cash withdrawn from Trust Account in connection with redemption	43,025,883	—
Net cash provided by investing activities	42,692,548	—

Cash Flows from Financing Activities:
Advances from related party	333,335	—
Proceeds from convertible promissory note	173,820	—
Redemption of ordinary shares	(43,025,883)	—
Net cash used in financing activities	(42,518,728)	—

Net Change in Cash	(390,515)	(322,550)
Cash – Beginning	404,345	907,184
Cash – Ending	$13,830	$584,634

Non-cash investing and financing activities:

Change in value of ordinary shares subject to redemption	$535,317	$5,667

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Coeptis Therapeutics Inc. (the “Company”), formally known as Bull Horn Holdings Corp, was a blank check company incorporated in the British Virgin Islands on November 27, 2018. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”).

Business Combination

On October 28, 2022 (the “Closing Date”), Bull Horn Holdings Corp. consummated the previously announced business combination (the “Business Combination”), pursuant to the terms of the Business Combination Agreement, dated as of April 18, 2022 by and among Bull Horn Holdings Corp., BH Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Bull Horn Holdings Corp. (“Merger Sub”), and Coeptis Therapeutics Inc., a Delaware corporation (together with its consolidated subsidiaries, “ Legacy Coeptis”).

Business Prior to the Business Combination

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) and identifying a target company for an initial business combination and consummating the acquisition of Coeptis Therapeutics Inc. (See Note 6).

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

Following the closing of the Initial Public Offering on November 3, 2020, an amount of $75,750,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders.

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

On April 26, 2022, the Company held a special meeting of its shareholders to extend its business combination deadline from May 3, 2022 to November 3, 2022. In connection with such meeting, all shareholders were afforded the opportunity to redeem their ordinary shares for their pro rata portion of the Trust Account. As a result, the amount held in the Trust Account as of the date of this report has been materially reduced. See Note 6.

On July 20, 2022, the Company entered into an agreement with Northland Securities, Inc. to provide placement agent services in connection with a potential Business Combination.  Under this agreement, Northland will be entitled to receive 1.5% of the aggregate net proceeds of such financing as well as an advisory fee of 3.5% of the product of (i) the number of shares purchased in connection with a backstop or forward purchase or similar agreement involving investors identified by Northland and (ii) $10.10 per share.

Liquidity and Going Concern

As of September 30, 2022, the Company had $13,830 in its operating bank accounts to be used for the Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $1,863,212.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, the existence of inflationary trends on the U.S. economy and the recent increase in interest rates and has concluded that while it is reasonably possible that such uncertainties, and governmental and societal actions to manage them, could have a negative effect on the Company’s or Coeptis’ financial position, results of operations and/or the ability to closing the Merger Agreement with Coeptis, the specific impact was not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these or similar uncertainties.

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

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 8, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against ordinary shares and accumulated deficit.

In connection with the approval of an extension of the Combination Period at a meeting of Company shareholders held on April 26, 2022, certain holders ordinary shares elected to redeem an aggregate of 4,258,586 ordinary shares. As a result, approximately $43,025,883 was paid out of the Trust in connection with the redemptions. On May 3, 2022, May 26, 2022, June 29, 2022, July 31, 2022 and August 31, 2022, the Company’s Sponsor (a related party) deposited $66,667 per month into the trust for an aggregate total of $333,335.

At September 30, 2022 and December 31, 2021, the ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$75,000,000
Less:
Proceeds allocated to Public Warrants	(1,800,000)
Ordinary shares issuance costs	(4,130,714)
Value of Anchor Shares	(1,698,300)
Plus:
Remeasurement of carrying value to redemption value	8,380,218

Ordinary shares subject to possible redemption, 12/31/20	75,751,204
Remeasurement of carrying value to redemption value	7,577
Ordinary shares subject to possible redemption, 12/31/21	75,758,781
Remeasurement of carrying value to redemption value	(8,781)
Ordinary shares subject to possible redemption, 3/31/22	75,750,000
Less: Redemption of Class A ordinary shares	(43,025,883)
Add: Remeasurement of carrying value to redemption value	264,965
Ordinary shares subject to possible redemption, 6/30/22	32,989,082
Add: Remeasurement of carrying value to redemption value	279,133
Ordinary shares subject to possible redemption, 9/30/22	$33,268,215

See Note 6 for the current amount held in the Trust Account and the ordinary shares currently subject to redemption following the Company’s April 26, 2022 special meeting of shareholders to extend the Business Combination deadline date from May 3, 2022 to November 3, 2022.

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

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The Public Warrants are exercisable to purchase 7,500,000 ordinary shares in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts) as of the dates presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(193,295)	$(111,812)	$3,341,514	$835,379	$1,947,886	$727,048	$13,156,801	$3,289,200
Denominator:
Basic and diluted weighted average shares outstanding	3,241,414	1,875,000	7,500,000	1,875,000	5,023,451	1,875,000	7,500,000	1,875,000
Basic and diluted net income (loss) per ordinary share	$(0.06)	$(0.06)	$0.45	$0.45	$0.39	$0.39	$1.75	$1.75

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Advance from Related Party

From April 2022 through September 30, 2022, the Sponsor deposited $333,335 into the Company’s Trust Account in connection with the extension of the Combination Period. These funds were provided as an advance to the Company. The advances are non-interest bearing and due on demand.

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

On May 18, 2022, the Sponsor issued the Promissory Note to the Company, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $500,000 (the “Second Note”). The Promissory Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. On May 19, 2022, the Sponsor deposited $173,820 of such funds in the operating account. As of September 30, 2022 and December 31, 2021, the outstanding principal balance under the Promissory Notes amounted to an aggregate of $173,820 and $0, respectively. The Convertible Note was valued using the fair value method. The discounted cash flow method was used to value the debt component of the Convertible Note and the Black Scholes Option Pricing Model was used to value the debt conversion option. The convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The initial fair value of the note on May 19, 2022 was $102,400, which resulted in a contribution of $71,420. The fair value of the loan as of September 30, 2022, was $160,500, which resulted in a change in fair value of the Convertible Promissory Note of $58,100 recorded in the condensed consolidated statement of operations for the nine months ended September 30, 2022 and the amount was paid off at the closing of the Business Combination.

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Private Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Registration Rights

Pursuant to a registration rights agreement entered into on October 29, 2020, the holders of the founder shares, the Private Placement Warrants and underlying securities, and any securities issued upon conversion of Working Capital Loans (and underlying securities) would be entitled to registration rights pursuant to a registration rights agreement. The holders of at least a majority in interest of the then-outstanding number of these securities were entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, Imperial, I-Bankers and Northland did not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement and did not exercise its demand rights on more than one occasion. The registration rights agreement did not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company would bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the Initial Public Offering, or $2,250,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — As of September 30, 2022, the Company was authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company had five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares would allow the Company to issue shares at different times on different terms. At September 30, 2022 and December 31, 2021, there were no preferred shares designated, issued or outstanding.

In connection with the extension of the Combination Period, certain holders of ordinary shares elected to redeem an aggregate of 4,258,586 ordinary shares. As a result, approximately 43,025,883 was paid out of the Trust in connection with the redemptions.

Ordinary Shares — As of September 30, 2022, the Company was authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 1,875,000 ordinary shares issued and outstanding, excluding 3,241,414 and 7,500,000 shares that are subject to possible redemption and presented as temporary equity as of September 30, 2022 and December 31, 2021, respectively.

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 8. WARRANTS

At September 30, 2022 and December 31, 2021, there were 7,500,000 Public Warrants outstanding. Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$33,268,215	$75,758,781

Liabilities:
Warrant Liability – Public Warrants	1	$225,000	$2,398,500
Warrant Liability – Private Placement Warrants	3	$225,000	$2,398,500

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2022	December 31, 2021
Risk-free interest rate	4.06%	1.14%
Expected volatility	N/M	12.3%
Exercise price	$11.50	$11.50
Stock Price	$10.19	$10.00

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	2,398,500	2,398,500	4,797,000
Change in valuation inputs	(1,798,912)	(1,798,912)	(3,597,824)
Fair value as of March 31, 2022	599,588	599,588	1,199,176
Change in valuation inputs	(299,588)	(299,588)	(599,176)
Fair value as of June 30, 2022	300,000	300,000	600,000
Change in valuation inputs	(75,000)	(75,000)	(150,000)
Fair value as of September 30, 2022	225,000	225,000	450,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022.

At September 30, 2022, the Convertible Promissory Note was valued by estimating the value of debt component and the debt conversion option. A discounted cash flow method was used to value the debt component and a Black-Scholes model was used to value the debt conversion option. The value of debt component and the value of the debt conversion option was used to derive the fair value of Convertible Promissory Note. The discounted cash flow method and the Black-Scholes model are considered a form of the income approach, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Convertible Promissory Note is the expected volatility of the ordinary share, which underlines the price of warrants into which the Convertible Promissory Note may be converted into. This liability is subject to re-measurement at each balance sheet date and loan withdrawal date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of the loan as of September 30, 2022, was $160,500, which resulted in a change in fair value of the Convertible Promissory Note of $58,100 recorded in the condensed consolidated statement of operations for the nine months ended September 30, 2022.

COEPTIS THERAPEUTICS HOLDINGS, INC. (F/K/A BULL HORN HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table presents the quantitative information regarding Level 3 fair value measurements for the Convertible Promissory Notes:

	May 19,	September 30,
Input:	2022	2022
Risk-free interest rate	2.77%	4.02%
Expected term (years)	5.36	5.08
Expected volatility	2.1%	5.0%
Exercise price	11.50	$11.50
Fair value of Units	9.38	$10.19
Probability of Business Combination	60%	90%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Notes as of September 30, 2022:

Total
Initial measurement as of May 19, 2022	$—
Proceeds received through convertible note – related party	173,820
Change in fair value	(70,820)

Fair value as of June 30, 2022	$103,000
Change in fair value	57,500
Fair value as of September 30, 2022	$160,500

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the nine months ended September 30, 2022 for the Convertible Promissory Notes.

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

On October 26, 2022, the Company held an extraordinary general meeting of shareholders (the “Special Meeting”) in connection with its previously announced business combination (the “Business Combination”) with Coeptis, pursuant to that certain Agreement and Plan of Merger, dated as of April 18, 2022 (the “Merger Agreement”). There were sufficient votes to approve the Business Combination.

On October 28, 2022, the Company issued a convertible promissory note (the “Promissory Note”) to the order of Ellenoff Grossman & Schole LLP (“EGS”) pursuant to which the note was delivered to EGS as partial payment for legal services rendered to Bull Horn Holdings Corp. The Promissory Note is non-interest bearing, unsecured and due and payable on October 28, 2023. The Promissory Note is subject to customary events of default which could, subject to certain conditions, cause the Promissory Notes to become immediately due and payable.

As further described in Note 1, on October 28, 2022, the Company completed its Business Combination with Coeptis.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve significant risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Company’s other filings with the SEC. In particular, with respect to the Company’s proposed Business Combination with Coeptis Therapeutics, Inc., readers are advised to review Part II, Item 1A of this Quarterly Report, the Company’s Registration Statement on Form S-4 (as amended) relating to the Business Combination with Coeptis and the Company’s future filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On October 28, 2022, the Company completed its Business Combination with Coeptis as described in Note 1.

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

On April 26, 2022, we held a special meeting of our shareholders (the “Meeting”). At the Meeting, our shareholders approved an amendment (the “Charter Amendment”) to our Amended and Restated Memorandum and Articles of Association (the “M&A”) to extend the date by which we must consummate its initial Business Combination from May 3, 2022 to November 3, 2022. On April 27, 2022, we filed an amended and restated copy of the M&A, as amended by the Charter Amendment with the Registrar of Corporate Affairs of the British Virgin Islands, effective the same day. In connection with the Meeting, shareholders holding 4,258,586 of our Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $43.0 million (approximately $10.10 per public share) has been removed from the Trust Account to pay such holders, and approximately $32.7 million remains in the Trust Account. Following such redemptions, we have 3,241,414 Public Shares outstanding. Our sponsor will deposit (by way of a non-convertible loan) $66,667 (or approximately $0.02 per public share that remain outstanding) per month in connection with the extension of our termination date from May 3, 2022 up to November 3, 2022. The approval of the Charter Amendment and the additional funding of the Trust Account by our sponsor is intended to give us time to consummate our Business Combination with Coeptis.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial Business Combination. We did not generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We have incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the three months ended September 30, 2022, we had net loss of $305,107, which consisted of change in fair value of warrant liabilities of $150,000, interest income on marketable securities and other interest of $146,056, offset by operating costs of $543,663 and change in fair value of convertible promissory note of $57,500.

For the nine months ended September 30, 2022, we had net income of $2,674,934 , which consisted of change in fair value of warrant liabilities of $4,347,000 and interest income on marketable securities and other interest of $202,288, offset by operating costs of $1,816,254 and change in fair value of convertible promissory note of $58,100.

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

For the nine months ended September 30, 2022, cash used in operating activities was $564,335. Net income of $2,674,934 was impacted by interest earned on marketable securities held in Trust Account of $201,982, change in fair value of warrant liabilities of $4,347,000 and change in fair value of convertible promissory note of $58,100. Changes in operating assets and liabilities provided $1,251,613 cash from operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $322,550. Net income of $16,446,001 was impacted by interest earned on marketable securities held in Trust Account of $5,667 and change in fair value of warrant liabilities of $16,837,500. Changes in operating assets and liabilities provided $74,616 of cash from operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $33,268,215. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $13,830. We are using the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and to structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

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

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed consolidated balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and properly recording and accruing expenses. In addition, the Company did not appropriately classify an advance from related party and convertible promissory note as current liabilities. These liabilities were reported as long-term liabilities at June 30, 2022. As a result, the classification has been updated for the nine months period ending September 30, 2022 and we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. If we are considered to be a “foreign person” under such rules and regulations, any proposed Business Combination (including our proposed transaction with Coeptis) between us and a U.S. business engaged in a regulated industry, or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business (including our proposed transaction with Coeptis) falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

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

COEPTIS THERAPEUTICS HOLDINGS, INC.

Dated: November 18, 2022	/s/ David Mehalick
	Name:	David Mehalick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 18, 2022	/s/ Christine Sheehy
	Name:	Christine Sheehy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)