Form 10-K
period 2022-12-31
Coeptis Therapeutics Holdings, Inc.
filed 2023-03-29
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-39669

Coeptis Therapeutics Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1465952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Bradford Rd, Suite 420

Wexford, Pennsylvania 15090

(Address of Principal Executive Offices) (Zip Code)

______________________________________________

(Registrant’s Telephone Number, Including Area Code): (724) 934-6467

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.0001 per share	COEP	Nasdaq Global Market
Warrants, each whole warrant exercisable for one-half of one share of Common Stock for $11.50 per whole share	COEPW	Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of $2.80 as reported on the OTCQB PINK Market was: $49,998,259.

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 20,441,036 shares of $0.0001 par value common stock outstanding as of March 27, 2023.

Coeptis Therapeutics Holdings, Inc.

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

PRESENTATION OF FINANCIAL AND OTHER INFORMATION

On October 28, 2022, Coeptis Therapeutics Holdings, Inc. (“Coeptis”, ‘‘we’’, ‘‘us’’ or the “Company”), formerly Bull Horn Holdings Corp., acquired Coeptis Therapeutics, Inc. (“Coeptis Sub”) in an all-stock transaction. The acquisition of Coeptis Sub was accomplished through a reverse merger of our wholly owned subsidiary BH Merger Sub, Inc. with and into Coeptis Sub, with Coeptis Sub determined to be the accounting acquirer of us (the “Merger”). As such, the historical financial statements of the registrant for periods prior to October 28, 2022, are those of Coeptis Sub and, in connection with the acquisition, Coeptis Sub’s equity was exchanged for shares of our common stock. The acquisition of Coeptis Sub was treated as a “reverse merger.” Unless otherwise stated or the context otherwise requires, the historical business information described in this Annual Report on Form 10-K prior to consummation of the acquisition of Coeptis Sub is that of Coeptis Sub and, following consummation of the acquisition of Coeptis Sub, reflects business information of us and Coeptis Sub on a consolidated basis.

This report includes our audited consolidated financial statements as at and for the year ended December 31, 2022. This report also includes our audited financial statements as at and for the year ended December 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are “forward-looking statements” for purposes of federal and state securities laws, including statements regarding our expectations and projections regarding future developments, operations and financial conditions, and the anticipated impact of our acquisitions, business strategy, and strategic priorities. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions. Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

ii

These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	adverse impacts from the pandemic involving the novel coronavirus known as COVID-19;
•	We may not be able to successfully implement our growth strategy on a timely basis or at all;
•	We may have difficulties managing our anticipated growth, or we may not grow at all;
•	We have a history of losses, we expect to incur losses in the future and we may not be able to achieve or maintain profitability;
•	We may not be able to initiate and complete preclinical studies and clinical trials for our product candidates which could adversely affect our business;
•	We may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates;
•	We may encounter difficulties in managing our growth, which could adversely affect our operations;
•	We need to obtain financing in order to continue our operations;
•	The drug development and approval process is uncertain, time-consuming and expensive;
•	Competition in the biotechnology and pharmaceutical industries may result in competing products, superior marketing of other products and lower revenues or profits for us;
•	Federal laws or regulations on drug importation could make lower cost versions of our future products available, which could adversely affect our revenues, if any;
•	The regulatory approval process is costly and lengthy, and we may not be able to successfully obtain all required regulatory approvals;
•	Healthcare reform measures could adversely affect our business;
•	Protecting and defending against intellectual property claims may have a material adverse effect on our business;
•	If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer;
•	There is a substantial doubt about our ability to continue as a going concern; and
•	the other risks identified in this Annual Report on Form 10-K including, without limitation, those under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as such factors may updated from time to time in our other filings with the SEC.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

NOTE REGARDING TRADEMARKS

We own or have rights to use the trademarks and trade names that we use in conjunction with the operation of our business. Each trademark or trade name of any other company appearing in this Annual Report on Form 10-K is, to our knowledge, owned by such other company. Solely for convenience, our trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

iii

PART I

ITEM 1.     BUSINESS

As discussed elsewhere in this Annual Report on Form 10-K, pursuant to the Merger, we acquired our primary operating subsidiary Coeptis Therapeutics, Inc. Since prior to the Merger the Company was a shell company, the business description below is a description of the Company’s business based on our subsidiaries’ operations.

Company History

General.    We were originally incorporated in the British Virgin Islands on November 27, 2018, under the name Bull Horn Holdings Corp. On October 27, 2022, Bull Horn Holdings Corp. domesticated from the British Virgin Islands to the State of Delaware. On October 28, 2022, in connection with the closing of the Merger, we changed our corporate name from Bull Horn Holdings Corp. to “Coeptis Therapeutics Holdings, Inc.”

The Merger Transaction. On October 28, 2022, a wholly owned subsidiary of Bull Horn Holdings Corp., merged with and into Coeptis Therapeutics, Inc., with Coeptis Therapeutics, Inc. as the surviving corporation of the Merger. As a result of the Merger, we acquired the business of Coeptis Therapeutics, Inc., which we now continue to operate as our wholly owned subsidiary.

About the Company’s Subsidiaries. We are now a holding company that currently operates through our direct and indirect wholly owned subsidiaries Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc. and Coeptis Pharmaceuticals, LLC.

Our current business model is designed around furthering the development of our current product portfolio. We are continually exploring partnership opportunities with companies that have novel therapies in various stages of development or companies with technologies that improve the way that drugs are delivered to patients. We seek the best strategic relationships, which relationships could include in-license agreements, out-license agreements, co-development arrangements and other strategic partnerships in new and exciting therapeutic areas such as auto-immune disease and oncology.

Collaborations for Product Development — Research and Development

CD38 Therapeutic and Diagnostic; VyGen Bio, Inc.

In May 2021, we entered into two exclusive option agreements (the “CD38 Agreements”) relating to separate technologies (described below) designed to improve the treatment of CD38-related cancers (e.g., multiple myeloma, chronic lymphocytic leukemia, and acute myeloid leukemia) with VyGen-Bio, Inc. (“Vy-Gen”), a majority-owned subsidiary of Vycellix, Inc., a Tampa, Florida-based private, immune-centric discovery life science company focused on the development of transformational platform technologies to enhance and optimize next-generation cell and gene-based therapies, including T cell and Natural Killer (NK) cell-based cancer therapies. In August 2021, we exercised those two options and acquired a 50% ownership interest in such technologies, with the ownership interest scalable down to 20% under certain circumstances. In December 2021, we completed our purchase of the 50% ownership interest in the CD38-Diagnostic and adjusted the downward adjustment percentage for the CD38-GEAR-NK product candidate to 25%.

The CD38 Agreements relate to two separate Vy-Gen drug product candidates, as follows:

-	CD38-GEAR-NK. This Vy-Gen drug product candidate is designed to protect CD38+ NK cells from destruction by anti-CD38 monoclonal antibodies, or mAbs. CD38-GEAR-NK is an autologous, NK cell-based therapeutic that is derived from a patient’s own cells and gene-edited to enable combination therapy with anti-CD38 mAbs. We believe CD38-GEAR-NK possesses the potential to minimize the risks and side effects from CD38-positive NK cell fratricide. While third party license or collaboration agreements are not required in order for Vy-Gen to develop the product to commercial use, potential strategic relationships will be considered on an ongoing basis as a potential strategy. No licenses or collaborations are currently being actively pursued.

Market Opportunity. We believe CD38-GEAR-NK could potentially revolutionize how CD38-related cancers are treated, by protecting CD38+ NK cells from destruction by anti-CD38 mAbs, thereby promoting the opportunity to improve the treatment of CD38-related cancers, including multiple myeloma, chronic lymphocytic leukemia, and acute myeloid leukemia.

Multiple myeloma is expected to be the first cancer indication targeted with CD38-GEAR-NK. Our intent is to seek regulatory approval in the 8 major markets comprised of the United States, the UK, Germany, Spain, France, Italy, China, and Japan. The total multiple myeloma market size in these 8 countries was $16.27 billion in 2019 and is expected to increase modestly through 2030, according to DelveInsight.

GEAR-NK Product Plan Overview. GEAR-NK is an autologous, gene-edited, natural killer cell-based therapeutic development platform that allows for modified NK cells to be co-administered with targeted mAbs, which, in the absence of the GEAR-NK, would otherwise be neutralized by mAb therapy. GEAR-NK is a pre-clinical in vitro proof-of-concept product with in vivo evaluations planned for 2023. Vy-Gen is actively engaged in the research and development of GEAR-NK, and through the joint steering committee, we are assessing market opportunities, intellectual property protection and potential regulatory strategy. No human clinical trials have been conducted for GEAR-NK but are planned for 2024.

-	CD38-Diagnostic. This Vy-Gen drug product candidate is an in vitro diagnostic tool to analyze if cancer patients might be appropriate candidates for anti-CD38 mAb therapy. CD38-Diagnostic is an in vitro screening tool that is intended to provide the ability to pre-determine which cancer patients are most likely to benefit from targeted anti-CD38 mAb therapies, either as monotherapy or in combination with CD38-GEAR-NK. Our management believes that CD38-Diagnostic also has the potential to develop as a platform technology beyond CD38, including to identify patients likely to benefit for broad range of mAb therapies across myriad indications. CD38-Diagnostic is a discovery-stage product that is advancing towards pre-clinical activities. Vy-Gen is actively engaged in the research and development of CD38-Diagnostic, and through the joint steering committee, and we are assessing market opportunities, intellectual property protection and potential regulatory strategy are all areas of focus. No human clinical trials have been conducted for CD38-Diagnostic as the clinical study requirements are not yet defined.

Market Opportunity. We believe CD38-Diagnostic provides opportunity to make more cost-effective medical decisions for the treatment of B cell malignancies with high CD38 expression, including multiple myeloma, which may help to avoid unnecessary administration of anti-CD38 therapies. CD38-Diagnostic is anticipated to reduce the number of patients that are subjected to ineffective therapy and to potentially result in significant savings to healthcare systems.

CD38-Diagnostic is viewed as a potential companion diagnostic for determining patient suitability and likelihood of positive treatment outcomes for CD38-GEAR-NK and/or CD38 monoclonal antibody therapies.

In May 2021, we made initial payments totaling $750,000 under the CD38 Agreements, to acquire the exclusive options to acquire co-development rights with respect to CD38-GEAR-NK and CD38-Diagnostic. On August 15, 2021, we entered into amendments to each of the CD038 Agreements. In connection with the two amendments, we delivered to VyGen promissory notes aggregating $3,250,000 with maturity dates of December 31, 2021, and made a cash payment of $1,000,000, upon which cash payment we exercised the two definitive option purchase agreements. In December 2021, we completed our payment obligations to secure our rights to 50% of the net revenue stream related to the CD38-Diagnostic, and also entered into an amendment of the CD038-GEAR-NK promissory note to extend the maturity date to March 31, 2022 (which date was subsequently extended to September 30, 2022) and to increase the scalable downward adjustment percentage for the CD38-GEAR-NK product candidate to 25%. Pursuant to the CD038-GEAR-NK amendment and subsequent extension, if the promissory note is timely paid by September 30, 2022, we will maintain its rights to 50% of the net revenue stream related to the CD38-GEAR-NK product candidate, and if the CD38-GEAR-NK promissory note is not timely paid by September 30, 2022, our rights with respect to CD38-GEAR-NK will automatically be reduced to 25% and the promissory note will be automatically cancelled and will no longer be due or payable. Details of the two August amendments and the December amendment are summarized in the amendments attached at Exhibits 4.1 and 4.2 to our Current Report on Form 8-K dated August 19, 2021, and Exhibit 4.2 to our Current Report on Form 8-K dated December 27, 2021.

In connection with the Vy-Gen relationship and the Company’s rights in respect of the two product candidates described above, in December 2021 we entered into a co-development and steering committee agreement with Vy-Gen. The co-development and steering committee agreement provides for the governance and economic agreements between the Company and Vy-Gen related of the development of the two Vy-Gen drug product candidates and the revenue sharing related thereto, including each company having a 50% representation on the steering committee and each company receiving 50% of the net revenues related to the Vy-Gen product candidates (scalable downward to 25% for the CD38-GEAR-NK as described above). Related to the joint development, under the direction of the joint steering committee, we are currently assessing market opportunities, intellectual property protection and potential regulatory strategies for the CD38 Assets, and VyGen is overseeing the development activities being conducted through the scientists at Karolinska Institute. Details of the co-development and steering committee agreement are summarized in the agreement attached as Exhibit 4.1 to our Current Report on Form 8-K dated December 27, 2021.

CAR-T Technologies; University of Pittsburgh

The Option:    In April 2022, we entered into an exclusive option agreement with the University of Pittsburgh to allow us to have an opportunity to evaluate certain intellectual property and patent rights to the following three CAR-T technologies: (i) mSA2 affinity-enhanced biotin-binding CAR, (ii) universal self-labeling SynNotch and CARs for programable antigen-targeting, and (iii) conditional control of universal CAR-T cells through stimulus-reactive adaptors. We paid the University of Pittsburgh a non-refundable $5,000 fee for the exclusive option rights to the three CAR-T technologies. As described below, we have exercised its option and entered into a license agreement with respect to universal self-labeling SynNotch and CARs for programable antigen-targeting. The other two technologies currently remain part of the option agreement.

The CAR-T License:    On August 31, 2022, we entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. We paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology.

A key potential benefit that we see in the licensed technology is its potential application in therapeutic treatments that involve solid tumors. While there are currently a number of FDA-approved CAR-T therapies for hematologic malignancies, there are currently no CAR-T therapies marketed that are indicated for the treatment of solid tumors.

Under the terms of the agreement, we have been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, we paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement and royalties equal to 3.5% of net sales. Additionally, the agreement contemplates that we will enter into a Sponsored Research Agreement with the University of Pittsburgh within ninety days of the execution of the agreement, with the goal of further researching and optimizing the SNAP-CAR platform.

The Sponsored Research: We recently entered into a sponsored research agreement (“SRA”) with the University of Pittsburgh, the focus of which is to perform pre-clinical research as it relates to our SNAP-CAR program. Our target objectives are to: (i) test and validate CRO antibody conjugation chemistry and improve the activity of adaptors by investigating alternative chemical composition, (ii) investigate HER2 solid-tumor model in mice for both breast and ovarian cancers, (iii) identify and test other non-HER2 targets, (iv) further investigate multi-antigen targeting by dosing multiple adaptors simultaneously to address tumor heterogeneity/resistance in hematological and/or solid tumors and (v) expand the potential impact of SNAP-CAR by performing in vitro screening of many additional antigen-antibody combinations in hematological and/or solid tumors. The term of the SRA is two years, and we have committed financing in the amount of $716,714 over the next two years towards achieving the target objectives.

The SNAP-CAR Platform: Chimeric antigen receptor (CAR) therapy is a new treatment for cancer in which a patient’s T cells (a type of immune cell) are genetically engineered to recognize cancer cells to target and destroy them. Cells are extracted from the patient and then genetically engineered to make the CAR and are re-introduced back into the patient. This therapy is revolutionizing the treatment of many blood cancers including B cell leukemias and lymphomas by targeting specific proteins found on these cancers, and there is hope in treating additional cancers including solid tumors by having them recognize new targets. The “SNAP-CAR” CAR T cell therapy platform is being developed to be a universal therapeutic. The SNAP-CAR technology is in the preclinical stage of development at the University of Pittsburgh. Instead of directly binding to a target on the tumor cell, the CAR T cells are co-administered with one or more antibody adaptors that bind to the tumor cells and are fitted with a chemical group that irreversibly connects them to the SNAP-CAR on the therapeutic cells via a covalent bond. A covalent bond is the highest affinity bond possible, and we believe this binding could translate into highly potent therapeutic activity.

Pre-clinical studies in mice have demonstrated a potential benefit that by targeting solid tumors via antibody adaptor molecules, the SNAP-CAR therapy may be able to provide a highly programmable therapeutic platform, one that we envision could deliver several potential advantages over standard CAR-T treatments, including:

-	Reduction of Potential Toxicity: The therapeutic activity of the SNAP-CAR T cells is being developed to allow controls by way of the antibody dose, which we envision would allow clinicians to mitigate toxicity from over-activity. We also envision that the immune response against cancer may also be boosted in patients administered with additional doses of the tagged tumor-specific antibody; and

-	Reduction in Cancer Relapse: Relapse from CAR T cell therapy often results from the loss or down-regulation of the targeted protein on the cancer. Our research and development will continue the pre-clinical development efforts to date, which focuses in part on the potential avoidance of or reduction in relapses by combining SNAP-CAR T cells with antibodies targeting multiple antigens at once.

Market Opportunity:  Due to its unique targeting and binding properties, we believe the SNAP-CAR platform could help accelerate the utilization and effectiveness of CAR T cell therapies for the treatment of solid tumors. By way of market size, according to Polaris Market Research, the CAR-T cell therapy market size is expected to reach $20.56 billion by 2029 (from $1.96 billion in 2021), representing a compound annual growth rate (CAGR) of 31.6% during the forecast period from 2022 to 2029. However, based on the anticipated application of the licensed technology (i.e. initially focusing on solid tumor treatment) we cannot at this time project the market size of our target market until we further develop the licensed technology and settle on the initial target indications and follow-up indications. Additional research and analysis are being conducted which will aid us in the proper identification and selection of the cancer indication(s) we intend to further study. Once the optimal indication(s) are selected and the overall development strategy is further identified, the market opportunity can be further defined.

CPT60621; Vici Health Sciences, LLC

In 2019, we entered into a co-development agreement with Vici Health Sciences, LLC (“Vici”). Through this partnership, we would co-develop, seek FDA approval and share ownership rights with Vici to CPT60621, a novel, ready to use, easy to swallow, oral liquid version of an already approved drug used for the treatment of Parkinson’s Disease (PD). As we continue to direct its operational focus towards the Vy-Gen opportunities previously described, we have recently stopped allocating priority resources to the development of CPT60621. We are currently in negotiations in which Vici intends to buy-out most or all of our remaining ownership rights.

Sales and Marketing

We currently do not have in-house commercial capabilities required to market and distribute FDA-approved products. Therefore, we will be required to partner with firms who are capable of conducting all sales, marketing, distribution, contracting and pricing for our future products. There is assurance that we will be able to secure the services of such a firm or that any such firm will be able to achieve sales expectations.

Our Growth Strategy

To achieve our goals, we intend to deploy an aggressive, four-pronged, growth strategy listed below that we believe will help us maximize our success and deleverage some of the risk of finding, solely developing and funding our own products.

Portfolio Optimization — We will continue to evaluate, prioritize, optimize, and make appropriate changes in our pipeline portfolio as market development dynamics and/or product opportunities change. For example, it may be a strategic business decision for us to divest certain products and/or agreements to other companies so we can best focus on its core assets.

Strategic Partnerships — We will focus on expanding our existing pipeline through establishing strategic partnerships with companies that have interesting products and technologies. We intend to focus on novel, early-stage and preclinical assets in a variety of therapeutic areas, including oncology and autoimmune diseases.

Business Development — We will continue to seek acquisition or partnering novel products and technologies that we believe will improve patient outcomes. We will seek to identify companies with products and technologies that are seeking assistance in developing and commercializing these assets. We will assess the commercial market opportunities for all potential products and technologies to determine if there are enough advantages to allow them to be viable, if they are developed.

Commercial Development — While not a current key focus of our company, we will continue to analyze opportunities to participate and assist in the commercial development activities directly or with strategic partners. Commercial development activities may include, but are not limited to, clinical development, CMC manufacturing, supply chain management, market research, healthcare economics, market access, sales/marketing, and commercial launch strategies.

Employees

As of December 31, 2022, we had five employees, of which four are full-time employees, and one is a part-time employee. Our employees are not represented by any labor union or any collective bargaining arrangement with respect to their employment with the Company. We have never experienced any work stoppages or strikes as a result of labor disputes. We believe that our employee relations are good.

Certain of our employees have been working remotely due to the COVID-19 outbreak. Our operations or productivity may continue to be impacted throughout the duration of the COVID-19 outbreak and government-mandated closures.

Available Information

We file annual, quarterly and current reports and other information with the United States Securities and Exchange Commission (“SEC”) that are publicly available through the SEC’s website at www.sec.gov. Our SEC filings will also be available free of charge through the home page of our website https://coeptistx.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein. You should consider carefully the following risk factors, together with all the other information in this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto, and in our other public filings with the SEC. The risk factors discussed below cover not only our current products, product candidates and relationships, but also the risks we expect to encounter when and if we add new product candidates and approved products to our proprietary portfolio, which new products, if added, we expect to be a various stages of pre-clinical and perhaps clinical development. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

We operate in a highly competitive and highly regulated business environment. Our business can be expected to be affected by government regulation, economic, political and social conditions, business’ response to new and existing products and services, technological developments and the ability to obtain and maintain patent and/or other intellectual property protection for our products and intellectual property. Our actual results could differ materially from management’s expectations because of changes both within and outside of our control. Reviewers of this Annual Report on Form 10-K are cautioned not to place undue reliance upon such forward-looking statements. Such forward-looking statements may include projections with respect to market size and acceptance, revenues and earnings, marketing and sales strategies and business operations, as well as efficacy of our products. The risk factors discussed below cover not only our current products, product candidates and relationships, but also the risks we expect to encounter when and if we add new product candidates and approved products to our proprietary portfolio, which new products, if added, we expect to be at various stages of pre-clinical and perhaps clinical development.

Throughout this section, references to “Company,” “Coeptis,” “we,” “us,” “our” and similar terms refer collectively to Coeptis Therapeutics Holdings, Inc., a Delaware corporation, and its operating subsidiaries, as the context so requires.

General Risks

There is a substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm that accompanies our consolidated financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, citing our need for additional capital for the future planned expansion of our activities and to service our ordinary course activities (which may include servicing of indebtedness). The inclusion of a going concern explanatory paragraph in the report of our independent registered public accounting firm will make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and likely will materially and adversely affect the terms of any financing that we might obtain. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay its debts as they become due, and on its cash flows.

For the year ended December 31, 2021, we incurred a net loss of $13,449,280 and, as of that date, we had an accumulated deficit of $27,550,126. For the year ended December 31, 2022, we incurred a net loss of $37,574,217 and, as of that date, had an accumulated deficit of $65,739,723. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, its ability to pay its debts as they become due, and on its cash flows.

To date, we have generated only minimal product revenue. We expect that our planned product development and strategic expansion pursuits will increase losses significantly over the next five years. In order to achieve profitability, we will be required to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and experience negative cash flow from operations at least through the end of 2023 or longer. We cannot be certain that we will ever achieve profitability or that, if profitability is achieved, that is will be maintained. If our revenue grows at a slower rate than we anticipate or if our product development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected and we may be unable to continue operations.

We will not be able to generate meaningful product revenue unless and until one of our product candidates or co-development products successfully completes clinical trials and receives regulatory approval. As some of our current and projected future product candidates or co-development products are, and we expect will be, at an early proof-of-concept stage, we do not expect to receive revenue from any of these products for several years, if at all. We intend to seek to obtain revenue from collaboration or licensing agreements with third parties. We shifted our operational focus away from Conjupri and Consensi (two in-licensed FDA-approved 505(b)2 products), in order to focus our efforts on our other product opportunities described elsewhere in this Annual Report on Form 10-K. We expect that we will need to rely on key third-party agreements, in order to be in a position to realize material revenues in the future, and we may never enter into any such agreements or realize material, ongoing future revenue. Even if we eventually generate revenues, we may never be profitable, and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern.” This worldwide outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses and facilities. These restrictions, and future prevention and mitigation measures, have had an adverse impact on global economic conditions and are likely to have an adverse impact on consumer confidence and spending, which could materially adversely affect the supply of, as well as the demand for, our products. Uncertainties regarding the economic impact of COVID-19 is likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.

If our operations or productivity continue to be impacted throughout the duration of the COVID-19 outbreak and government-mandated closures, which may negatively impact our business, financial condition and cash flows. The extent to which the COVID-19 pandemic will further impact our business will depend on future developments and, given the uncertainty around the extent and timing of the potential future spread or mitigation and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our business at this time.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues for a prolonged period it could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

If we are unable to manage future expansion effectively, our business may be adversely impacted.

In the future, we may experience rapid growth in our business, which could place a significant strain on our operations, in general, and our internal controls and other managerial, operating and financial resources, in particular. If we are unable to manage future expansion effectively, our business would be harmed. There is, of course, no assurance that we will enjoy rapid development in our business.

The Company’s ability to be successful will depend upon the efforts of the Company’s Board and our key personnel and the loss of such persons could negatively impact the operations and profitability of the Company’s business.

The Company’s ability to be successful is dependent upon the efforts of the Company’s board members and key personnel, in particular our President and Chief Executive Officer David Mehalick. We cannot assure you that the Company’s board members and key personnel will be effective or successful or remain with the Company. In addition to the other challenges they will face, such individuals may be unfamiliar with the requirements of operating a public company, which could cause the Company’s management to expend time and resources becoming familiar with such requirements. We have employment agreements in place with Mr. Mehalick and with Daniel Yerace, but no other persons. See “Executive Compensation” for further discussion. The loss of service of Mr. Mehalick, in particular, for any reason, could seriously impair our ability to effectuate our business plan, which could have a materially adverse effect on our business and future results of operations. We also have not purchased any key-man life insurance.

If we are unable to recruit and retain key personnel, our business may be harmed.

If we are unable to attract and retain key personnel, our business may be harmed. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regard to our key employees could adversely affect our long-term strategic planning and execution.

Our business plan is not based on independent market studies.

We have not commissioned any independent market studies concerning our business plans. Rather, our plans for implementing our business strategy and achieving profitability are based on the experience, judgment and assumptions of our management. If these assumptions prove to be incorrect, we may not be successful in our business operations.

Our Board of Directors may change our policies without shareholder approval.

Our policies, including any policies with respect to investments, leverage, financing, growth, debt and capitalization, will be determined by our Board of Directors or officers to whom our Board of Directors delegate such authority. Our Board of Directors will also establish the amount of any dividends or other distributions that we may pay to our shareholders. Our Board of Directors or officers to which such decisions are delegated will have the ability to amend or revise these and our other policies at any time without shareholder vote. Accordingly, our shareholders will not be entitled to approve changes in our policies, which policy changes may have a material adverse effect on our financial condition and results of operations.

We need to obtain financing in order to continue our operations and pursue strategic transactions.

On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We currently have no existing bank lines of credit and have not established any definitive sources for additional financing. We believe that cash on hand will be sufficient to meet our short-term financial requirements into the 4rd quarter of 2023 assuming that we elect not to pursue and consummate strategic transactions prior to that time. However, we will require additional funds if we want to fully implement our business plan and growth strategy, including strategic transactions, which funds could come in the form of equity, debt (including secured debt) or a combination of the two. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or clinical programs. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects. If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.

In addition, our research and development expenses could exceed our current expectations. This could occur for many reasons, including:

•	some or all of our product candidates and co-development candidates fail in clinical or preclinical studies and we are forced to seek additional product candidates;

•	our product candidates and co-development candidates require more extensive clinical or preclinical testing than we currently expect;

•	we advance more of our product candidates and co-development candidates than expected into costly later stage clinical trials;

•	we advance more preclinical product candidates and co-development candidates than expected into early-stage clinical trials;

•	we are required, or consider it advisable, to acquire or license rights from one or more third parties; or

•	we determine to acquire or license rights to additional product candidates and co-development candidates or new technologies.

While we expect to seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock and other capital securities. We may also seek additional funds through arrangements with collaborators or other third parties. These arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements, on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our development programs, including some or all of our product candidates.

We currently do not have sufficient cash to fully implement our business plan.

We have experienced a lack of adequate capital resources causing us to be unable to fully implement our full business plan. We believe that we need to raise or otherwise obtain additional financing beyond our current cash position in order to satisfy our existing obligations and fully implement our business plan. We do not expect to have positive cash flow until the end of 2023 or longer. If we are not successful in obtaining additional financing, we will not be able to fully implement our business plan and we may not be able to continue our operations.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We began our business in 2017 and have a limited operating history. Although we have enlisted the assistance of pharmaceutical experts, our lack of experience may cause us to encounter unforeseen problems that could have a material adverse effect on our business and financial condition. Further, there is limited historical financial information upon which to base an evaluation of our performance.

The drug development and approval process is uncertain, time-consuming and expensive.

The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We, or our co-development partners, must provide the FDA and foreign regulatory authorities with preclinical and clinical data demonstrating that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial or safety issues resulting from products of the same class of drug could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful.

We will be required to sustain and further build our intellectual property rights.

We do not currently have any intellectual property rights in our name in respect of our current assets, and instead have rights in respect of our current assets through agreements with third parties. We intend to fully protect any product, formulation and process that we develop with appropriate intellectual property registrations. If we fail to sustain and further build our direct and indirect intellectual property rights, competitors will be able to take advantage of our research and development efforts to develop competing products. If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. Our future patents and patent applications, even if granted, may not protect us against our competitors. Patent positions generally, including those of other pharmaceutical and biotechnology companies, are or will be generally uncertain and involve complex legal, scientific and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our direct or indirect patent rights from time to time if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

In addition, we may also rely on unpatented technology, trade secrets, and confidential information. We may not be able to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We will generally require each of our employees, consultants, collaborators, and certain contractors to execute a confidentiality agreement at the commencement of an employment, consulting, collaborative, or contractual relationship with us. However, these agreements may not provide effective protection of our technology or information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

Patent positions are often uncertain and involve complex legal and factual questions. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents. In addition, any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing or commercializing competing products. Furthermore, others may independently develop or commercialize similar or alternative technologies or drugs, or design around our patents. Our patents may be challenged, invalidated or fail to provide us with any competitive advantages. We may not have the funds available to protect our patents or other technology; such protection is costly and can result in further litigation expenses.

If we do not obtain or we are unable to maintain adequate patent or trade secret protection for our products in the United States, competitors could duplicate them without repeating the extensive testing that we will be required to undertake to obtain approval of the products by the FDA. Regardless of any patent protection, under the current statutory framework the FDA is prohibited by law from approving any generic version of any of our products for a period of years that would be determined based on the nature of the product (i.e. an orphan drugs would get 7 years, a new chemical entity would get 5 years and a new clinical investigation would get 3 years). Upon the expiration of that period, or if that time period is altered, the FDA could approve a generic version of our product unless we have patent protection sufficient for us to block that generic version. Without sufficient patent protection, the applicant for a generic version of our product would be required only to conduct a relatively inexpensive study to show that its product is bioequivalent to our product and may not have to repeat the studies that we will need to conduct to demonstrate that the product is safe and effective. In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval in those countries of products that duplicate our products.

We will be required to comply with our obligations in our intellectual property licenses and other agreements with third parties.

If we fail to comply with our obligations in our intellectual property licenses and other agreements with third parties, we could lose license rights that are important to our business. We are not currently party to any intellectual property license agreement with any third parties, but we anticipate that in-licensing and co-development will be strategies that we utilize as we continue to pursue our growth strategy. We expect to enter into licenses and co-development and other agreements in the future, and we expect these agreements to impose, various diligences, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

We may need to resort to litigation to enforce or defend our intellectual property rights, including any patents issued to us. If a competitor or collaborator files a patent application claiming technology also invented by us, in order to protect our rights, we may have to participate in an expensive and time-consuming interference proceeding before the United States Patent and Trademark Office. We cannot guarantee that our product candidates will be free of claims by third parties alleging that we have infringed their intellectual property rights. Third parties may assert that we are employing their proprietary technologies without authorization and they may resort to litigation to attempt to enforce their rights. Third parties may have or obtain patents in the future and claim that the use of our technology or any of our product candidates infringes their patents. We may not be able to develop or commercialize combination product candidates because of patent protection others have. Our business will be harmed if we cannot obtain a necessary or desirable license, can obtain such a license only on terms we consider to be unattractive or unacceptable, or if we are unable to redesign our product candidates or processes to avoid actual or potential patent or other intellectual property infringement. Obtaining, protecting and defending patent and other intellectual property rights can be expensive and may require us to incur substantial costs, including the diversion of management and technical personnel. An unfavorable ruling in patent or intellectual property litigation could subject us to significant liabilities to third parties, require us to cease developing, manufacturing or selling the affected products or using the affected processes, require us to license the disputed rights from third parties, or result in awards of substantial damages against us.

There can be no assurance that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third-party intellectual property on commercially reasonable terms, successfully develop non-infringing alternatives on a timely basis, or license non-infringing alternatives, if any exist, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize our products could seriously harm our business and prospects.

Patent litigation or other litigation in connection with our intellectual property rights may lead to publicity that may harm our reputation and the value of our common stock may decline.

During the course of any patent litigation, there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the value of our common stock may decline. General proclamations or statements by key public figures may also have a negative impact on the perceived value of our intellectual property.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

From time to time, we may receive notice that others have infringed on our proprietary rights or that we have infringed on the intellectual property rights of others. There can be no assurance that infringement or invalidity claims will not materially adversely affect our business, financial condition or results of operations. Regardless of the validity or the success of the assertion of claims, we could incur significant costs and diversion of resources in protecting or defending against claims, which could have a material adverse effect on our business, financial condition or results of operations. We may not have the funds or resources available to protect our intellectual property.

Our competitors and potential competitors may develop products and technologies that make ours less attractive or obsolete.

Many companies, universities, and research organizations developing competing product candidates have greater resources and significantly greater experience in financial, research and development, manufacturing, marketing, sales, distribution, and technical regulatory matters than we have. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Our competitors could commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercial-scale manufacturing of their products faster than we or our co-development partners are able to for our products. They could develop products that would render our product candidates and co-development candidates, and those of our collaborators, obsolete and noncompetitive. If we are unable to compete effectively against these companies, then we may not be able to commercialize our product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenues.

Competition in the biotechnology and pharmaceutical industries may result in competing products, superior marketing of other products and lower revenues or profits for us.

There are many companies that are seeking to develop products and therapies for the treatment of the same diseases that we are currently targeting. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products.

Other risks and uncertainties include:

•	our ability to successfully complete preclinical and clinical development of our products and services.

•	our ability to manufacture sufficient amounts of products for development and commercialization activities.

•	our ability to obtain, maintain and successfully enforce adequate patent and other proprietary rights protection of our products and services.

•	the scope, validity and enforceability of patents and other proprietary rights held by third parties and their impact on our ability to commercialize our products and services.

•	the accuracy of our estimates of the size and characteristics of the markets to be addressed by our products and services, including growth projections.

•	market acceptance of our products and services.

•	our ability to identify new patients for our products and services.

•	the accuracy of our information regarding the products and resources of our competitors and potential competitors.

•	the content and timing of submissions to and decisions made by the US Food and Drug Administration (FDA) and other regulatory agencies.

•	our ability to obtain reimbursement for our products and services from third-party payors, and the extent of such coverage.

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements.

•	the continued funding of our collaborations and joint ventures, if any are ultimately established.

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operation of our subsidiaries and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

Positive or timely results from preclinical studies and early clinical trials do not ensure positive or timely results in late-stage clinical trials or product approval by the FDA or any other regulatory authority. Product candidates that show positive preclinical or early clinical results often fail in later stage clinical trials. Data obtained from preclinical and clinical activities is susceptible to varying interpretations, which could delay, limit, or prevent regulatory approvals.

We have limited experience in conducting the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants, or begin or successfully complete clinical trials in a timely fashion, if at all. Any failure to perform may delay or terminate the trials. Once Phase 1 human trials are initiated, the pre-defined clinical outcome(s) may not be achieved. As a result, additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays. If we do not receive the necessary regulatory approvals, we will not be able to generate product revenues and may not become profitable.

The Company’s business and operations could be negatively affected if it becomes subject to any securities litigation or shareholder activism, which could cause the Company to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of the common stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and board of directors’ attention and resources from the Company’s business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to the Company’s future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, the Company may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Risk Related to Regulation

The regulatory approval process is costly and lengthy, and we may not be able to successfully obtain all required regulatory approvals.

The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If we encounter significant delays in the regulatory process that result in excessive costs, this may prevent us from continuing to develop our product candidates. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue. The risks associated with the approval process include:

•	failure of our product candidates to meet a regulatory agency’s requirements for safety, efficacy and quality;

•	limitation on the indicated uses for which a product may be marketed;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements and guidelines.

Even if we receive regulatory approvals for marketing our product candidates, if we fail to comply with continuing regulatory requirements, we could lose our regulatory approvals, and our business would be adversely affected.

The FDA continues to review products even after they receive initial approval. If we receive approval to commercialize any product candidates, the manufacturing, marketing and sale of these drugs will be subject to continuing regulation, including compliance with quality systems regulations, good manufacturing practices, adverse event requirements, and prohibitions on promoting a product for unapproved uses. Enforcement actions resulting from our failure to comply with government and regulatory requirements could result in fines, suspension of approvals, withdrawal of approvals, product recalls, product seizures, mandatory operating restrictions, criminal prosecution, civil penalties and other actions that could impair the manufacturing, marketing and sale of our potential products and our ability to conduct our business.

Even if we are able to obtain regulatory approvals for any of our product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

Even if we receive regulatory approval for our product candidates, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals; we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

Healthcare reform measures could adversely affect our business.

The efforts of governmental and third-party payers to contain or reduce the costs of healthcare may adversely affect the business and financial condition of pharmaceutical companies. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. The pendency or approval of such proposals could result in a decrease in our common stock value or limit our ability to raise capital or to enter into collaborations or license rights to our products.

Federal legislation may increase the pressure to reduce prices of pharmaceutical products paid for by Medicare, which could adversely affect our revenues, if any.

The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, expanded Medicare coverage for drug purchases by the elderly and disabled beginning in 2006. The legislation uses formularies, preferred drug lists and similar mechanisms that may limit the number of drugs that will be covered in any therapeutic class or reduce the reimbursement for some of the drugs in a class. More recently, the Patient Protection and Affordable Care Act of 2010 also contained certain provisions with the potential to affect pricing of pharmaceutical products.

As a result of the expansion of legislation, including recent healthcare insurance legislation, and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives could decrease the coverage and price that we receive for our products in the future and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement systems, and any limits on or reductions in reimbursement that occur in the Medicare program may result in similar limits on or reductions in payments from private payers.

Federal laws or regulations on drug importation could make lower cost versions of our future products available, which could adversely affect our revenues, if any.

The prices of some drugs are lower in other countries than in the United States because of government regulation and market conditions. Various proposals have been advanced to permit the importation of drugs from other countries to provide lower cost alternatives to the products available in the United States. In addition, the MMA requires the Secretary of Health and Human Services to promulgate regulations for drug reimportation from Canada into the United States under some circumstances, including when the drugs are sold at a lower price than in the United States. A prime example of the effort to provide safe, lower cost drugs to consumers is Safe Importation Action Plan that was released by the Department of Health and Human Services (HHS) and the Food and Drug Administration (FDA), which plan is describes steps the HHS and FDA will take to allow the safe importation of certain drugs originally intended for non-US markets. If the laws or regulations are changed to permit or more easily permit the importation of drugs into the United States in circumstances that are currently not permitted, such a change could have an adverse effect on our business by making available lower priced alternatives to our future products.

Failure to obtain regulatory and pricing approvals in foreign jurisdictions could delay or prevent commercialization of our products abroad.

If we succeed in developing any products, we intend to market them in the European Union and other foreign jurisdictions. In order to do so, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and additional risks associated with requirements particular to those foreign jurisdictions where we will seek regulatory approval of our products. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Organization and Structure

Our holding company structure makes us dependent on our subsidiaries for our cash flow and could serve to subordinate the rights of our shareholders to the rights of creditors of our subsidiaries, in the event of an insolvency or liquidation of any such subsidiary.

Our company acts as a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. Such subsidiaries will be separate and distinct legal entities. As a result, substantially all of our cash flow will depend upon the earnings of our subsidiaries. In addition, we will depend on the distribution of earnings, loans or other payments by our subsidiaries. No subsidiary will have any obligation to provide our company with funds for our payment obligations. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our shareholders will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before our company, as a shareholder, would be entitled to receive any distribution from that sale or disposal.

Delaware law and the Amended and Restated Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Company’s Amended and Restated Certificate of Incorporation and Bylaws, and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Company Board and therefore depress the trading price of the common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Company Board or taking other corporate actions, including effecting changes in management. Among other things, the Amended and Restated Certificate of Incorporation and Bylaws include provisions regarding:

•	the ability of the Company Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the limitation of the liability of, and the indemnification of, the Company’s directors and officers;

•	the right of the Company Board to elect a director to fill a vacancy created by the expansion of the Company Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Company Board;

•	a prohibition on stockholder action by written consent (except as required for holders of future series of preferred stock), which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

•	the requirement that a special meeting of stockholders may be called only by the Company Board, the chairman of the Company Board, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	controlling the procedures for the conduct and scheduling of the Company Board and stockholder meetings;

•	the requirement for the affirmative vote of holders of at least a majority of the voting power of all of the voting power of the then outstanding shares of the voting stock, voting as a single class, to amend, alter, change or repeal any provision of the Company’s Bylaws and certain provisions in the Amended and Restated Certificate of Incorporation, respectively, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Company Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•	the ability of the Company Board to amend the Bylaws by an affirmative vote of a majority of the Board, which may allow the Company Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and

•	advance notice procedures with which stockholders must comply to nominate candidates to the Company Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Company Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Company.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Company Board or management.

In addition, as a Delaware corporation, the Company will generally be subject to provisions of Delaware law, including Section 203 of the DGCL. See the section entitled “Anti-Takeover Effects of the Certificate of Incorporation, the Bylaws and Certain Provisions of Delaware Law.”

Any provision of the Amended and Restated Certificate of Incorporation, Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of the Company’s capital stock and could also affect the price that some investors are willing to pay for the common stock.

The Amended and Restated Certificate of Incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between the Company and its stockholders, which could limit the Company’s stockholders’ ability to choose the judicial forum for disputes with the Company or its directors, officers, or employees.

The Amended and Restated Certificate of Incorporation will provide that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or if such court does not have subject matter jurisdiction, any other court located in the State of Delaware with subject matter jurisdiction, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or its officers or directors arising pursuant to any provision of the DGCL or the Amended and Restated Certificate of Incorporation or Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine of the law of the State of Delaware; provided, that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state court sitting in the State of Delaware. Additionally, the Amended and Restated Certificate of Incorporation will provide that, unless the Company consents to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; provided, however, that such provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. However, there is uncertainty as to whether a court would enforce this provision and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any of the securities of the Company will be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with the Company or its directors, officers, or other employees, which may discourage lawsuits against the Company and its directors, officers, and other employees. If a court were to find these exclusive-forum provisions to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm its results of operations.

Nasdaq may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in the Company’s securities and subject the Company to additional trading restrictions.

The Company’s securities are currently listed on the Nasdaq Global Market and it is anticipated that the Company’s securities will continue to be listed on Nasdaq. However, there can be no assurance that the Company’s securities will maintain such listing at all times. To maintain the listing of the Company’s securities on Nasdaq, the Company must maintain certain financial, distribution, liquidity and stock price levels to satisfy Nasdaq’s continued listing requirements. The Company must, among other things, maintain a minimum bid price of $1.00 per share, a minimum market value of listed securities of $50 million and a minimum of 400 shareholders. The foregoing is a brief description of the Nasdaq continued listing requirements applicable to the Company’s securities, and more detailed information about such requirements is set forth in Nasdaq Rule 5450. If the Company is unable to maintain a minimum bid price for its shares of $1.00 per share, or to satisfy any other continued listing requirement, Nasdaq may delist the Company’s securities from trading on its exchange. Such a delisting would likely have a negative effect on the price of the Company’s securities and may impair your ability to sell or purchase the Company’s securities when you wish to do so.

On December 22, 2022, the Company received a letter (the “Nasdaq Staff Deficiency Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the prior thirty consecutive business days, the market value of the Company’s listed securities, as defined by Nasdaq (“MVLS”) had been below the $50 million minimum requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(3)(A). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided an initial period of 180 calendar days, or until June 20, 2023, to regain compliance. The Nasdaq Staff Deficiency Letter states that the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 5450(b)(3)(A) if at any time before June 20, 2023, the Company’s MVLS closes at $50 million or more for a minimum of ten consecutive business days. While the Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of the Company’s common stock, if compliance is not achieved by June 20, 2023, the Company expects that Nasdaq would provide written notification to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a Nasdaq hearings panel.

If Nasdaq delists the Company’s securities from trading on its exchange and the Company is not able to list its securities on another Nasdaq trading tier or on another national securities exchange, the Company’s securities may be quoted on an over-the-counter market. However, if this were to occur, the Company could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;

•	reduced liquidity for its securities;

•	a determination that the Common Stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our Consolidated Financial Statements or cause us to fail to meet our periodic reporting obligations or cause our access to the global markets to be impaired.

In connection with the preparation of our financial statements, we identified material weaknesses in our internal control over financial reporting. In the past we have not designed and maintained an effective control environment or sufficient accounting and reporting protocols or effectively select and develop control activities that mitigate risks. These material weaknesses resulted in deficiencies surrounding the controls related to the preparation, review, and analysis of accounting information and financial statements. Those controls are not adequately designed or appropriately implemented to identify material misstatements in financial reporting on a timely basis.

We have begun an implementation plan to remediate these material weaknesses. With the oversight of senior management and our audit committee, we are focused on hiring additional accounting personnel with technical accounting and financial reporting experience and have implemented improved process level and management review controls with respect to the completeness, accuracy, and validity of complex accounting measurements on a timely basis. We also have supplemented internal accounting resources with external advisors to assist with performing technical accounting activities. These measures are expected to result in future costs for the Company. Our efforts may not remediate these material weaknesses in our internal control over financial reporting, and may not prevent additional material weaknesses from being identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our Consolidated Financial Statements that could result in a restatement of our Consolidated Financial Statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in our equity value.

If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business or our industry, the trading price and volume of our securities could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, the trading price for our securities would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the trading price or volume of our securities to decline.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to public companies that are not emerging growth companies. These provisions include, but are not limited to: an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We intend to take advantage of the exemptions discussed above. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies or that are not taking advantage of such exemptions.

We will remain an emerging growth company until the earliest of (i) December 31, 2025, (ii) the first fiscal year after our annual gross revenue exceed $1.07 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities, or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700.0 million as of the end of the second quarter of that fiscal year.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our securities, and the market price of our securities may be more volatile.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud, and, consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our common stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal place of business is located at 105 Bradford Street, Suite 420, Wexford, Pennsylvania 15090, which we lease. The lease is scheduled to expire on May 31, 2024.

We do not own any properties or land.

We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time subject to litigation and other proceedings that arise in the ordinary course of our business. Subject to the inherent uncertainties of litigation and although no assurances are possible, we believe that there are no pending lawsuits or claims that, individually or in the aggregate, will have a material adverse effect on our business, financial condition or our yearly results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “COEP.” The closing price of our common stock on Nasdaq on December 30, 2022 was $1.53 per share.

Holders of Common Stock

As of March 27, 2023, we had 20,441,036 shares of our common stock issued and outstanding, and there were 119 record holders of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay cash dividends, including restrictions contained in any credit agreements (if any), and other factors our board of directors may deem relevant. Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them.

Securities Authorized for Issuance under Equity Compensation Plans

The following is a summary of the principal features of the 2022 Equity Incentive Plan (the “Plan”). This summary does not purport to be a complete description of all of the provisions of the 2022 Equity Incentive Plan and it is qualified in its entirety by reference to the full text of the 2022 Equity Incentive Plan.

Eligibility and Administration.    Employees, consultants and directors of the Company and its subsidiaries may be eligible to receive awards under the 2022 Equity Incentive Plan. As of December 31, 2022, we had five employees and five non-employee directors. Four of our five employees, and all five non-employee directors and two consultants have received awards under the 2022 Equity Incentive Plan.

Awards.    The 2022 Equity Incentive Plan provides for the grant of ISOs within the meaning of Section 422 of the Internal Revenue Code (the “Code”) to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights (“SARs”), Restricted Stock Awards, Restricted Stock Unit (“RSU”) awards, Performance Awards and other forms of awards to employees, directors and consultants, including employees and consultants of our affiliates.

Authorized Shares.    Initially, the maximum number of shares of our Common Stock that may be issued under the 2022 Equity Incentive Plan is 2,340,000.

Shares subject to stock awards granted under the Plan that expire or terminate without being exercised in full or that are paid out in cash rather than in shares do not reduce the number of shares available for issuance under our Plan. Shares withheld under a stock award to satisfy the exercise, strike or purchase price of a stock award or to satisfy a tax withholding obligation do not reduce the number of shares available for issuance under our Plan. If any shares of our Common Stock issued pursuant to a stock award are forfeited back to or repurchased or reacquired by us (i) because of a failure to meet a contingency or condition required for the vesting of such shares, (ii) to satisfy the exercise, strike or purchase price of an award or (iii) to a tax withholding obligation in connection with an award, the shares that are forfeited or repurchased or satisfy reacquired will revert to and again become available for issuance under the Plan. Any shares previously issued which are reacquired in satisfaction of tax withholding obligations or as consideration for the exercise or purchase price of a stock award will again become available for issuance under the Plan.

Plan Administration.    Our Board, or, if assigned authority by the Board, the Compensation Committee of the Board (the “Committee”), will have the authority to administer the Plan, unless and until the Board delegates some or all of the administration of the Plan to a different Committee or Committees of the Board. The Committee may delegate to one or more of our officers the authority to (i) designate employees (other than officers) to receive specified stock awards and (ii) determine the number of shares subject to such stock awards. The Committee will have the power, subject to, and within the limitations of, the express provisions of the Plan to determine from time to time (1) which of the persons eligible under the Plan will be granted Awards; (2) when and how each Award will be granted; (3) what type or combination of types of Award will be granted; (4) the provisions of each Award granted (which need not be identical), including the time or times when a person will be permitted to receive an issuance of Common Stock or other payment pursuant to an Award; (5) the number of shares of Common Stock or cash equivalent with respect to which an Award will be granted to each such person; and (6) the Fair Market Value applicable to an Award. The Committee will also be granted with the power to construe and interpret the Plan and Awards granted under it, correct any deficiencies or omissions in the Plan to make the Plan or Award fully effective, to settle all controversies regarding the Plan and any Award, to accelerate the time at which an Award may first be exercised or the time during which an Award will vest, to prohibit the exercise of any Option, SAR or exercisable award for administrative convenience, to approve forms of Award Agreements under the Plan, and to exercise such powers and to perform such acts as the Committee deems necessary or expedient to promote the best interests of the Company.

Stock Options.    ISOs and NSOs are granted under stock option agreements in a form approved by the Committee. The Committee determines the exercise price for stock options, within the terms and conditions of the Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our Common Stock on the date of grant. Options granted under the Plan vest at the rate specified in the stock option agreement as determined by the Committee.

The Committee determines the term of stock options granted under the Plan, up to a maximum of 10 years. Unless the terms of an option holder’s stock option agreement, or other written agreement between us and the recipient approved by the Committee, provide otherwise, if an option holder’s service relationship with us or any of our affiliates ceases for any reason other than disability, death or Cause (as defined in the Plan), the option holder may generally exercise any vested options for a period of three months following the cessation of service. If an option holder’s service relationship with us or any of our affiliates ceases due to death, or an option holder dies within a certain period following cessation of service, the option holder or a beneficiary may generally exercise any vested options for a period of 18 months following the date of death. If an option holder’s service relationship with us or any of our affiliates ceases due to disability, the option holder may generally exercise any vested options for a period of 12 months following the cessation of service. In the event of a termination for cause, options generally terminate upon the termination date. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of Common Stock issued upon the exercise of a stock option will be determined by the Committee and may include (i) cash, check, bank draft or money order, (ii) a broker-assisted cashless exercise, (iii) the tender of shares of our Common Stock previously owned by the option holder, (iv) a net exercise of the option if it is an NSO or (v) other legal consideration approved by the Board.

Unless the Committee provides otherwise, options or stock appreciation rights generally are not transferable except by will or the laws of descent and distribution. Subject to approval of the Committee or a duly authorized officer, an option may be transferred pursuant to a domestic relations order, official marital settlement agreement or other divorce or separation instrument.

Tax Limitations on ISOs.    The aggregate fair market value, determined at the time of grant, of our Common Stock with respect to ISOs that are exercisable for the first time by an award holder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our parent or subsidiary corporations unless (i) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (ii) the term of the ISO does not exceed five years from the date of grant.

Restricted Stock Unit Awards.    Restricted stock unit awards are granted under restricted stock unit award agreements in a form approved by the Committee. Restricted stock unit awards may be granted in consideration for any form of legal consideration that may be acceptable to our board of directors and permissible under applicable law. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the Committee or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, or other written agreement between us and the recipient approved by the Committee, restricted stock unit awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Restricted Stock Awards.    Restricted stock awards are granted under restricted stock award agreements in a form approved by the Committee. A restricted stock award may be awarded in consideration for cash, check, bank draft or money order, past or future services to us or any other form of legal consideration that may be acceptable to our board of directors and permissible under applicable law. The Committee determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. If a participant’s service relationship with us ends for any reason, we may receive any or all of the shares of Common Stock held by the participant that have not vested as of the date the participant terminates service with us through a forfeiture condition or a repurchase right.

Stock Appreciation Rights.    Stock appreciation rights are granted under stock appreciation right agreements in a form approved by the Committee. The Committee determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our Common Stock on the date of grant. A stock appreciation right granted under the Plan vests at the rate specified in the stock appreciation right agreement as determined by the Committee. Stock appreciation rights may be settled in cash or shares of Common Stock or in any other form of payment as determined by the Board and specified in the stock appreciation right agreement.

The Committee determines the term of stock appreciation rights granted under the Plan, up to a maximum of 10 years. If a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. This period may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with us, or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance Awards.    The Plan permits the grant of performance awards that may be settled in stock, cash or other property. Performance awards may be structured so that the stock or cash will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period. Performance awards that are settled in cash or other property are not required to be valued in whole or in part by reference to, or otherwise based on, the Common Stock.

The performance goals may be based on any measure of performance selected by the board of directors or the Committee. The performance goals may be based on company-wide performance or performance of one or more business units, divisions, affiliates or business segments, and may be either absolute or relative to the performance of one or more comparable companies or the performance of one or more relevant indices.

Other Stock Awards.    The Committee may grant other awards based in whole or in part by reference to our Common Stock. The Compensation Committee will set the number of shares under the stock award (or cash equivalent) and all other terms and conditions of such awards.

Non-Employee Director Compensation Limit.    The aggregate value of all compensation granted or paid to any non-employee director with respect to any calendar year, including awards granted and cash fees paid by us to such non-employee director, will not exceed $200,000 in total value; provided that such amount will increase to $400,000 for the first year for newly appointed or elected non-employee directors.

Changes to Capital Structure.    In the event there is a specified type of change in our capital structure, such as a stock split, reverse stock split or recapitalization, appropriate adjustments will be made to (i) the class and maximum number of shares reserved for issuance under the Plan, (ii) the class and maximum number of shares by which the share reserve may increase automatically each year, (iii) the class and maximum number of shares that may be issued on the exercise of ISOs and (iv) the class and number of shares and exercise price, strike price or purchase price, if applicable, of all outstanding stock awards.

Corporate Transactions.    The following applies to stock awards under the Plan in the event of a corporate transaction (as defined in the Plan), unless otherwise provided in a participant’s stock award agreement or other written agreement with us or one of our affiliates or unless otherwise expressly provided by the Committee at the time of grant.

In the event of a corporate transaction, any stock awards outstanding under the Plan may be assumed, continued or substituted for by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by us with respect to the stock award may be assigned to the successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then (i) with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the corporate transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full to a date prior to the effective time of the corporate transaction (contingent upon the effectiveness of the corporate transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of the corporate transaction, and any reacquisition or repurchase rights held by us with respect to such stock awards will lapse (contingent upon the effectiveness of the corporate transaction), and (ii) any such stock awards that are held by persons other than current participants will terminate if not exercised (if applicable) prior to the effective time of the corporate transaction, except that any reacquisition or repurchase rights held by us with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the corporate transaction.

In the event a stock award will terminate if not exercised prior to the effective time of a corporate transaction, the board of directors may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value to the excess (if any) of (i) the per share amount payable to holders of Common Stock in connection with the corporate transaction over (ii) any per share exercise price payable by such holder, if applicable. In addition, any escrow, holdback, earn out or similar provisions in the definitive agreement for the corporate transaction may apply to such payment to the same extent and in the same manner as such provisions apply to the holders of Common Stock.

Plan Amendment or Termination.    Our board of directors has the authority to amend, suspend or terminate our Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our stockholders. No ISOs may be granted after the tenth anniversary of the date our board of directors adopts our Plan. No stock awards may be granted under our Plan while it is suspended or after it is terminated.

Summary of Material United States Federal Income Tax Consequences of the 2022 Equity Incentive Plan

The following is a summary of the principal federal income tax consequences of option grants and other awards under the 2022 Equity Incentive Plan. Optionees and recipients of other rights and awards granted under the 2022 Equity Incentive Plan are advised to consult their personal tax advisors before exercising an option or stock appreciation right or disposing of any stock received pursuant to the exercise of an option or stock appreciation right or following vesting of a restricted stock award or restricted stock unit or upon grant of an unrestricted stock award. In addition, the following summary is based upon an analysis of the Code as currently in effect, existing laws, judicial decisions, administrative rulings, regulations and proposed regulations, all of which are subject to change and does not address state, local or other tax laws.

Nonstatutory Stock Options.    Generally, there is no taxation upon the grant of a NSO. Upon exercise, a participant will recognize ordinary income equal to the excess, if any, of the fair market value of the underlying stock on the date of exercise of the stock option over the exercise price. If the participant is employed by the Company or one of its affiliates, that income will be subject to withholding taxes. The participant’s tax basis in those shares will be equal to their fair market value on the date of exercise of the stock option, and the participant’s capital gain holding period for those shares will begin on the day after they are transferred to the participant. Subject to the requirement of reasonableness, the deduction limits under Section 162(m) of the Code and the satisfaction of a tax reporting obligation, the Company will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the participant.

Incentive Stock Options.    The 2022 Equity Incentive Plan provides for the grant of stock options that are intended to qualify as “incentive stock options,” as defined in Section 422 of the Code. Under the Code, a participant generally is not subject to ordinary income tax upon the grant or exercise of an ISO. If the participant holds a share received upon exercise of an ISO for more than two years from the date the stock option was granted and more than one year from the date the stock option was exercised, which is referred to as the required holding period, the difference, if any, between the amount realized on a sale or other taxable disposition of that share and the participant’s tax basis in that share will be long-term capital gain or loss. If, however, a participant disposes of a share acquired upon exercise of an ISO before the end of the required holding period, which is referred to as a disqualifying disposition, the participant generally will recognize ordinary income in the year of the disqualifying disposition equal to the excess, if any, of the fair market value of the share on the date of exercise of the stock option over the exercise price. However, if the sales proceeds are less than the fair market value of the share on the date of exercise of the stock option, the amount of ordinary income recognized by the participant will not exceed the gain, if any, realized on the sale. If the amount realized on a disqualifying disposition exceeds the fair market value of the share on the date of exercise of the stock option, that excess will be short-term or long-term capital gain, depending on whether the holding period for the share exceeds one year. For purposes of the alternative minimum tax, the amount by which the fair market value of a share of stock acquired upon exercise of an ISO exceeds the exercise price of the stock option generally will be an adjustment included in the participant’s alternative minimum taxable income for the year in which the stock option is exercised. If, however, there is a disqualifying disposition of the share in the year in which the stock option is exercised, there will be no adjustment for alternative minimum tax purposes with respect to that share. In computing alternative minimum taxable income, the tax basis of a share acquired upon exercise of an ISO is increased by the amount of the adjustment taken into account with respect to that share for alternative minimum tax purposes in the year the stock option is exercised. The Company is not allowed a tax deduction with respect to the grant or exercise of an ISO or the disposition of a share acquired upon exercise of an ISO after the required holding period. If there is a disqualifying disposition of a share, however, the Company will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the participant, subject to the requirement of reasonableness, the deduction limits under Section 162(m) of the Code and provided that either the employee includes that amount in income or the Company timely satisfies its reporting requirements with respect to that amount.

Restricted Stock Awards.    Generally, the recipient of a restricted stock award will recognize ordinary income at the time the stock is received equal to the excess, if any, of the fair market value of the stock received over any amount paid by the recipient in exchange for the stock. If, however, the stock is subject to restrictions constituting a substantial risk of forfeiture when it is received (for example, if the employee is required to work for a period of time in order to have the right to transfer or sell the stock), the recipient generally will not recognize income until the restrictions constituting a substantial risk of forfeiture lapse, at which time the recipient will recognize ordinary income equal to the excess, if any, of the fair market value of the stock on the date it becomes vested over any amount paid by the recipient in exchange for the stock. A recipient may, however, file an election with the Internal Revenue Service, within 30 days following the date of grant, to recognize ordinary income, as of the date of grant, equal to the excess, if any, of the fair market value of the stock on the date the award is granted over any amount paid by the recipient for the stock. The recipient’s basis for the determination of gain or loss upon the subsequent disposition of shares acquired from a restricted stock award will be the amount paid for such shares plus any ordinary income recognized either when the stock is received or when the restrictions constituting a substantial risk of forfeiture lapse. Subject to the requirement of reasonableness, the deduction limits under Section 162(m) of the Code and the satisfaction of a tax reporting obligation, the Company will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the recipient of the restricted stock award.

Restricted Stock Unit Awards.    Generally, the recipient of a restricted stock unit award will generally recognize ordinary income at the time the stock is delivered equal to the excess, if any, of (i) the fair market value of the stock received over any amount paid by the recipient in exchange for the stock or (ii) the amount of cash paid to the participant. The recipient’s basis for the determination of gain or loss upon the subsequent disposition of shares acquired from a restricted stock unit award will be the amount paid for such shares plus any ordinary income recognized when the stock is delivered, and the participant’s capital gain holding period for those shares will begin on the day after they are transferred to the participant. Subject to the requirement of reasonableness, the deduction limits under Section 162(m) of the Code and the satisfaction of a tax reporting obligation, the Company will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the recipient of the restricted stock unit award.

Stock Appreciation Rights.    Generally, the recipient of a stock appreciation right will recognize ordinary income equal to the fair market value of the stock or cash received upon such exercise. Subject to the requirement of reasonableness, the deduction limits under Section 162(m) of the Code and the satisfaction of a tax reporting obligation, the Company will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the recipient of the stock appreciation right.

THE FOREGOING IS ONLY A SUMMARY OF THE EFFECT OF THE U.S. FEDERAL INCOME TAXATION UPON PARTICIPANTS AND THE COMPANY UNDER THE 2022 EQUITY INCENTIVE PLAN. IT DOES NOT PURPORT TO BE COMPLETE AND DOES NOT DISCUSS THE TAX CONSEQUENCES OF A PARTICIPANT’S DEATH OR THE PROVISIONS OF THE INCOME TAX LAWS OF ANY MUNICIPALITY, STATE, OR FOREIGN COUNTRY IN WHICH THE PARTICIPANT MAY RESIDE.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of capital stock issued by us within the past three years.

In December 2018 and January 2019, Bull Horn sold an aggregate of 2,156,250 ordinary shares (the “founder shares”) to the sponsor for an aggregate purchase price of $25,000, or approximately $0.012 per share. On December 10, 2020, the underwriters notified Bull Horn that they would not be exercising the over-allotment option and as a result, the sponsor returned 281,250 founder shares to Bull Horn for no consideration and such ordinary shares were canceled

On November 3, 2020, the Company consummated the sale of an aggregate of 3,750,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to Bull Horn’s sponsor, Bull Horn Holdings sponsor LLC, a Delaware limited liability company (the “sponsor”), Imperial Capital, LLC, the representative of the underwriter of the IPO (“Imperial”), I-Bankers Securities, Inc. (“I-Bankers”) and Northland Securities, Inc. (“Northland”), generating total gross proceeds of $3,750,000.

On October 28, 2022, in connection with the Merger, the Company assumed warrants from Coeptis Therapeutics, Inc. and delivered to the holders thereof replacement warrants to purchase 1,563,912 shares of the Company’s common stock at an average exercise price of approximately $7.93.

In January 2023 the Company issues an aggregate of 624,197 shares of its common stock to service providers as compensation for services.

In January 2023 the Company granted options to purchase an aggregate of 1,357,500 shares of its common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $1.63 per share. The Company has also granted a stand-alone option to a former employee to purchase up to 100,000 shares of our common stock at an exercise price of $10 per share.

These foregoing securities were issued pursuant to exemptions from registration under the Securities Act in transactions not involving an underwriter.

Description of our Capital Stock

The following summary sets forth the material terms of the Company’s securities prior to the Offering. The following summary is not intended to be a complete summary of the rights and preferences of such securities, and is qualified by reference to the Company’s Amended and Restated Certificate of Incorporation.

Authorized and Outstanding Stock

The Company’s authorized capital stock consists of:

•	150,000,000 shares of common stock, par value $0.0001 per share; and

•	10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Voting.    The holders of common stock will be entitled to one vote for each share held of record on all matters on which the holders are entitled to vote (or consent pursuant to written consent). Directors will be elected by a plurality of the votes present in person or represented by proxy and entitled to vote.

Dividends.    The holders of common stock will be entitled to receive, ratably, dividends only if, when and as declared by the Company Board out of funds legally available therefor and after provision is made for each class of capital stock having preference over the Common Stock.

Liquidation Rights.    In the event of the Company’s liquidation, dissolution or winding-up, the holders of common stock will be entitled to share, ratably, in all assets remaining available for distribution after payment of all liabilities and after provision is made for each class of capital stock having preference over the common stock.

Conversion Right.    The holders of common stock will have no conversion rights.

Preemptive and Similar Rights.    The holders of common stock will have no preemptive or similar rights.

Redemption/Put Rights.    There will be no redemption or sinking fund provisions applicable to the Common Stock. All of the outstanding shares of common stock are fully-paid and nonassessable.

Options/Stock Awards. There were no outstanding stock options at December 31, 2022. The Company subsequently granted options to purchase an aggregate of 1,357,500 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $1.63 per share. The Company has also granted a stand-alone option to a former employee to purchase up to 100,000 shares of our common stock at an exercise price of $10 per share.

Preferred Stock

The Company Board has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the DGCL.

Warrants

The Company has Warrants outstanding to purchase (i)1,563,912 shares of our common stock at an average exercise price of approximately $7.93 per share which were assumed from Coeptis Therapeutics, Inc. as part of the Merger and (ii) 7,500,000 shares of our common stock at an exercise price of $11.50 per share, which were issued prior to the Merger.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As discussed elsewhere in this Annual Report on Form 10-K, pursuant to the Merger, we acquired our primary operating subsidiary Coeptis Therapeutics, Inc. The Merger was accounted for as a “reverse merger,” and Coeptis Therapeutics, Inc. was deemed to be the accounting acquirer in the Merger. Consequently, the financial condition, results of operations and cash flows discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed below are those of Coeptis Therapeutics, Inc. and its consolidated subsidiaries. When we use words in this section like “we,” “us”, “our,” the “Company” and words of the like, unless otherwise indicated, we are referring to the operations of our wholly-owned subsidiaries, including Coeptis Therapeutics, Inc.

These statements represent projections, beliefs, and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Cautionary Statement

The following discussion and analysis should be read in conjunction with our financial statements and related notes included beginning at page F-1 of this Annual Report on Form 10-K.

Our actual results may differ materially from those anticipated in the following discussion, as a result of a variety of risks and uncertainties, including those described under “Risk Factors and Special Considerations” beginning on page 5 of this Annual Report on Form 10-K. We assume no obligation to update any of the forward-looking statements included herein except as expressly required by law.

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an emerging growth company, as defined in the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure.

•	Reduced disclosure about our executive compensation arrangements.

•	Not having to obtain non-binding advisory votes on executive compensation or golden parachute arrangements.

•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have taken advantage of these reduced reporting burdens herein, and the information that we provide may be different than what you might get from other public companies in which you hold stock.

Company History

General. The Company was originally incorporated in the British Virgin Islands on November 27, 2018 under the name Bull Horn Holdings Corp. On October 27, 2022, Bull Horn Holdings Corp. domesticated from the British Virgin Islands to the State of Delaware. On October 28, 2022, in connection with the closing of the Merger, the Company changed its corporate name from Bull Horn Holdings Corp. to “Coeptis Therapeutics Holdings, Inc.”

The Merger Transaction. On October 28, 2022, a wholly-owned subsidiary of Bull Horn Holdings Corp., merged with and into Coeptis Therapeutics, Inc., with Coeptis Therapeutics, Inc. as the surviving corporation of the Merger. As a result of the Merger, the Company acquired the business of Coeptis Therapeutics, Inc., which now continues its existing business operations as the Company’s wholly-owned subsidiary.

About the Company’s Subsidiaries. The Company now operates through its direct and indirect wholly-owned subsidiaries Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc. and Coeptis Pharmaceuticals, LLC.

Issuance under Merger Transaction. Simultaneously with the closing of the Merger, all of the issued and outstanding shares of Coeptis Therapeutics, Inc. common stock (including the shares of common stock underlying Coeptis’ series B preferred stock) converted, on a 2.96851721 for 1 basis, into shares of our Common Stock. As of the Merger, there were no Coeptis options outstanding, and there were warrants outstanding to purchase an aggregate of 4,642,500 shares of Coeptis common stock at an average exercise price of $2.67 per share, which warrants converted on the closing of the Merger into warrants to purchase an aggregate of 1,563,912 shares of our Common Stock at an average exercise price of $7.93 per share.

On the closing of the Merger, the former Coeptis common stock was exchanged for the right to receive 17,270,079 shares of our Common Stock (including 2,694,948 shares of Common Stock issued in exchange for the Coeptis series B preferred stock issued and outstanding). Our common stockholders before the Merger retained 2,246,760 shares of our Common Stock. As a result, immediately following the closing of the Merger, Coeptis’ former stockholders and our then existing stockholders held approximately 88% and 12%, respectively, of the total combined voting power of all classes of our stock entitled to vote.

As discussed elsewhere in this Annual Report on Form 10-K, the Merger was treated as a recapitalization of the Company, and was accounted for as a “reverse merger,” and Coeptis was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of Coeptis, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Coeptis, historical operations of Coeptis and operations of Coeptis from the closing of the Merger.

Company History of Coeptis Therapeutics, Inc.

Coeptis Pharmaceuticals, LLC was formed in July 12, 2017 as a Pennsylvania multi-member limited liability company. On December 1, 2018, the members of LLC contributed their interest to a newly formed corporation, Coeptis Pharmaceuticals, Inc. As of December 1, 2018, the LLC became a disregarded single-member limited liability company which is wholly owned by the newly formed corporation. On February 12, 2021, Vinings Holdings, Inc., a Delaware corporation (“Vinings”), merged (the “Merger”) with and into Coeptis Pharmaceuticals, Inc. On July 12, 2021, the company has legally changed its name from Vinings Holdings, Inc. to Coeptis Therapeutics, Inc. Coeptis was the surviving corporation of that Merger. As a result of the Merger, Vinings acquired the business of Coeptis and will continue the existing business operations of Coeptis as a wholly owned subsidiary. The Merger was treated as a recapitalization of the Company for financial accounting purposes. The historical financial statements of Vinings before the Merger were replaced with the historical financial statements of Coeptis before the Merger in all future filings with the Securities and Exchange Commission (the “SEC”).

Overview and Outlook

We are a pharmaceutical company which owns, acquires, and develops drug products and pharmaceutical technologies which offer improvements to current therapies. Our products and technologies are intended to be commercialized in the US and worldwide markets. Since our inception in 2017, it has acquired and commercialized two drug products for the U S market, which were approved as 505b2 applications. These anti-hypertension products were launched into the US market during 2020 through a marketing partner. At launch, the sales and promotional efforts were significantly impeded by the limitation of the global pandemic and as such, we have since abandoned all activities and ownership pertaining to both products. We also began the development of several ANDA products which we divested in 2019 to a larger generic pharmaceutical drug manufacturer, and have moved away from focusing on the commercialization of generic products. In early 2021, we entered into strategic partnerships to co-develop improved therapies for the auto-immune and oncology markets. Following the reverse merger transaction, we continue to focus on identifying and investing resources into innovative products and technologies which we believe will significantly transform our current products and therapies.

During 2020 and continuing through 2021, we faced several operational challenges related to the COVID-19 global pandemic, which we continue to work to overcome. The launch of both 5050b2 products was impacted because of various COVID-19 limitations, most notably field sales personnel were not able to make healthcare provider visits in person; thereby limiting the awareness of the availability of these products. We explored and implemented several non-personal promotion efforts, but given the global limitations and dynamics, it was challenging to achieve expected sales. We have since abandoned all activities and ownership pertaining to both products.

In May 2021, we entered into two exclusive option agreements (the “CD38 Agreements”) relating to separate technologies designed to improve the treatment of CD38-related cancers (e.g., multiple myeloma, chronic lymphocytic leukemia, and acute myeloid leukemia) with VyGen-Bio, Inc. (“Vy-Gen”), a majority-owned subsidiary of Vycellix, Inc., a Tampa, Florida-based private, immuno-centric discovery life science company focused on the development of transformational platform technologies to enhance and optimize next-generation cell and gene-based therapies, including T cell and Natural Killer (NK) cell-based cancer therapies.

The CD38 Agreements relate to two separate Vy-Gen drug product candidates, as follows:

CD38-GEAR-NK. This Vy-Gen drug product candidate is designed to protect CD38+ NK cells from destruction by anti-CD38 monoclonal antibodies, or mAbs. CD38-GEAR-NK is an autologous, NK cell-based therapeutic that is derived from a patient’s own cells and gene-edited to enable combination therapy with anti-CD38 mAbs. We believe CD38-GEAR-NK possesses the potential to minimize the risks and side effects from CD38-positive NK cell fratricide.

Market Opportunity. We believe CD38-GEAR-NK could potentially revolutionize how CD38-related cancers are treated, by protecting CD38+ NK cells from destruction by anti-CD38 mAbs, thereby promoting the opportunity to improve the treatment of CD38-related cancers, including multiple myeloma, chronic lymphocytic leukemia, and acute myeloid leukemia.

Multiple myeloma is expected to be the first cancer indication targeted with CD38-GEAR-NK. The global multiple myeloma market was $19.48B in 2018 and is expected to reach $31B by 2026 [Source: Fortune Business Reports].

CD38-Diagnostic. This Vy-Gen product candidate is an in vitro diagnostic tool to analyze if cancer patients might be appropriate candidates for anti-CD38 mAb therapy. CD38-Diagnostic is an in vitro screening tool that provides the ability to pre-determine which cancer patients are most likely to benefit from targeted anti-CD38 mAb therapies, either as monotherapy or in combination with CD38-GEAR-NK. CD38-Diagnostic also has the potential to develop as a platform technology beyond CD38, to identify patients likely to benefit for broad range of mAb therapies across myriad indications.

Market Opportunity. We believe CD38-Diagnostic provides opportunity to make more cost-effective medical decisions for the treatment of B cell malignancies with high CD38 expression, including multiple myeloma, which may help to avoid unnecessary administration of anti-CD38 therapies. CD38-Diagnostic could prevent patients from being subjected to ineffective therapy and enable significant savings to healthcare systems.

CD38-Diagnostic could be offered as a companion diagnostic for determining patient suitability and likelihood of positive treatment outcomes for CD38-GEAR-NK and/or CD38 monoclonal antibody therapies.

GEAR-NK Product Overview. GEAR-NK is an autologous, gene-edited, natural killer cell-based therapeutic development platform that allows for modified NK cells to be co-administered with targeted mAbs, which, in the absence of the GEAR-NK, would otherwise be neutralized by mAb therapy.

In May 2021, we made initial payments totaling $750,000 under the CD38 Agreements, to acquire the exclusive options to acquire co-development rights with respect to CD38-GEAR-NK and CD38-Diagnostic. On August 15, 2021, we entered into amendments to each of the CD038 Agreements. In connection with the two amendments, we delivered to VyGen promissory notes aggregating $3,250,000 with maturity dates of December 31, 2021, and made a cash payment of $1,000,000, upon which cash payment we exercised the two definitive option purchase agreements. In December 2021, we completed our payment obligations to secure the 50% ownership interest in the CD38-Diagnostic, and also entered into an amendment of the CD038-GEAR-NK promissory note to extend the maturity date to September 30, 2022 and to increase the scalable downward adjustment percentage for the CD38-GEAR-NK product candidate to 25%. Pursuant to the CD038-GEAR-NK amendment, if the promissory note is timely paid by November 15, 2022, we will maintain its 50% ownership interest in the CD38-GEAR-NK product candidate, and if the CD38-GEAR-NK promissory note is not timely paid by November 15, 2022, our ownership interest in such assets will automatically be reduced to 25% and the promissory note will be automatically cancelled and will no longer be due or payable. Details of the two August amendments and the December amendment are summarized in the amendments attached at Exhibits 4.1 and 4.2 to our Current Report on Form 8-K dated August 19, 2021 and Exhibits 4.2 to the our Current Report on Form 8-K dated December 27, 2021.

In connection with the Vy-Gen relationship and the Company’s ownership in the two product candidates described above, in December 2021 the Company and Vy-Gen entered into a co-development and steering committee agreement. The co-development and steering committee agreement provides for the governance and economic agreements between the Company and Vy-Gen related of the development of the two Vy-Gen drug product candidates and the revenue sharing related thereto, including each company having a 50% representation on the steering committee and each company receiving 50% of the net revenues related to the Vy-Gen product candidates (scalable downward to 25% for the CD38-GEAR-NK as described above). Details of the co-development and steering committee agreement are summarized in our Current Report on Form 8-K dated December 27, 2021, including Exhibits 4.1 and 4.2 thereto.

Vici Health Sciences, LLC. In partnership with Vici Health Sciences, LLC (“Vici”), we are co-developing a drug product, CPT60621 – a focus on Parkinson’s Disease. Through this partnership, we would co-develop with Vici and, seek FDA approval and share ownership rights to CPT60621.

CPT60621 – a focus on Parkinson’s Disease. CPT60621 is a novel, ready to use, easy to swallow, oral liquid version of an already approved drug used for the treatment of Parkinson’s Disease (PD). The currently approved dosage form is only available as an oral solid tablet which can be difficult to swallow for some PD patients. Per Symphony Health data, an estimated 555,000 prescriptions are dispensed per year for the oral solid tablet version alone.

PD affected nearly 1,000,000 people in the U.S. in 2020, and nearly 10,000,000 people worldwide. Experts also predict that the PD affected rate is expected to increase at a rate of 2.2% per year for the next 10 years. The direct medical cost to treat PD is estimated to be over $25 billion per year, in which $4.1 billion of that is in medication cost alone.

Typical PD symptoms include thinking difficulties, uncontrolled shaking and tremors, loss of automatic movements, rigidity, and eating, speaking, and swallowing difficulties. During the course of their disease, nearly 80% of PD patients will develop a condition known as dysphagia which is defined as difficulty or discomfort in swallowing. Oral liquid dosage forms are easier to swallow than oral solid dosage forms. PD patients who suffer from dysphagia often must crush and dissolve tablets in juice in order to consume their medication. In more extreme cases, feeding tubes are utilized. This is costly to the healthcare system and is simply impractical.

CPT60621 can be administered to the patient using an easy-to-use oral syringe, eliminating time consuming, costly, and uncontrolled tablet crushing. This novel dosage form, if approved, we believe will fulfill a market need and provide a beneficial treatment option for many PD patients.

As we continue to direct our operational focus towards the Vy-Gen opportunities described elsewhere herein, we have recently shifted away from allocating priority resources to CPT60621.

We expect to generate revenue from product sales and technology licensing. We cannot be certain of the timing of this revenue and will likely need funding to support continuing operations and support our growth strategy. We may have to finance operations by offering any combination of equity offerings, debt financing, collaborations, strategic alliances, or other licensing arrangements.

Our Results of Operations

In General

Revenue. To date, we have generated minimal revenue mostly from consulting arrangements and product sales. Due to the COVID-19 global pandemic and the resulting market dynamics, it is uncertain if the current marketed products can generate sufficient sales to cover expenses.

Operating Expenses. General and administrative expenses consist primarily of warrant expense related to strategic financing costs, salaries and related costs for personnel and professional fees for consulting services related to regulatory, pharmacovigilance, quality, legal, and business development. We expect that our general and administrative expenses will increase in the future as we increase our headcount to support the business growth. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, insurance, and investor relation expenses associated with operating as a public company.

Research and Development Costs. Research and developments costs will continue to be dependent on the strategic business collaborations and agreements will are anticipating in the future. We expect development costs to increase to support our new strategic initiatives.

Comparison of the years ended December 31, 2022 and December 31, 2021.

Revenues. Revenues, which were generated from consulting services of $0 and $75,000 recorded in the years ended December 31, 2022 and 2021 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses.

Overview. Operating expenses increased from $14,120,932 in the year ended December 31, 2021 to $34,195,965 in the year ended December 31, 2022. The increase is mainly due to warrant expense related to strategic financing costs.

General and Administrative Expenses. For the year ended December 31, 2021 and 2022, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $187,133 for the year ended December 31, 2021 and was $218,412 for the year ended December 31, 2022. Interest was related to notes payable, which are discussed in detail in the Footnotes to the consolidated financial statements, incorporated by reference herein. Management expects that in 2023 and thereafter, interest expense will increase, as it may take on debt from insiders or independent third parties to fund operations either while awaiting receipt of the proceeds of equity capital financings or as a stand-alone strategy in addition to raising capital through equity capital financings.

Financial Resources and Liquidity. The Company had limited financial resources during the year ended December 31, 2021 with cash and cash equivalents of $2,179,558. For the year ended December 31, 2022, cash and cash equivalents increased to $3,791,302. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2023, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

Financial Condition, Liquidity and Capital Resources

At December 31, 2022. For the year ended December 31, 2022, cash and cash equivalents increased to $3,791,302. During this time period, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2023, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

At December 31, 2021. Our Company had limited financial resources during the twelve months ended December 31, 2020, with cash and cash equivalents of just $202,965 at December 31, 2020. Cash and cash equivalents was increased significantly at December 31, 2021 to $2,179,558, as we raised capital in connection with a private placement that terminated in December 2021. We continue to operate a minimal infrastructure, in order to maintain our ability to fund operations, keep full focus on all product development targets and to stay current with all of our scientist consultants, legal counsel and accountants.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this report and are incorporated herein by reference. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed, in connection with the Merger and the adoption of Coeptis’ historical business as that of the Company, Turner, Stone & Company, L.L.P, Coeptis Therapeutics, Inc.’s independent registered public accounting firm, became our auditors.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective, due to the material weakness described below. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses, as of December 31, 2022:

1.	The Company has not designed or implemented a system of internal controls. As a result, the Company does not have (i) segregation of duties and evidence of fiduciary oversight related to the financial statement close process, cash disbursements process, contract approval process and time and expense reimbursement process; (ii) formally documented accounting policies and procedures that are effective and consistently applied in accordance with GAAP; and (iii) effective controls and resources to address the accounting requirements for new accounting pronouncements.

2.	The Company’s financial statement close process and disclosure controls and procedures, including the secondary review and approval of financial information generated to prepare the consolidated financial statements, and the lack of integration of the underlying IT systems used to consolidate the Company’s subsidiaries, are ineffective. As a result, the Company has been unable to close its books or fulfill its SEC reporting requirements in a timely manner.

The Company intends to remediate these material weaknesses by (i) hiring additional resources to effectively allow for segregation of duties, formally documenting accounting policies, and ensuring compliance with accounting requirements and (ii) adopting financial systems that support a timely financial statement close, secondary reviews, and consolidation of the Company’s subsidiaries within an integrated financial solution.

Changes in Internal Control Over Financial Reporting

In an effort to address the Company’s internal accounting personnel deficiencies, we are in the process of exploring adding new personnel to our executive finance team, to also be supported by an outside consulting group that currently assists our Chief Financial Officer. As part of our acquisition of Coeptis, the existing Coeptis finance team is now part of the internal accounting and financial control process.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm, as non-accelerated filers are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our executive officers and directors and hold the positions set forth opposite their name.

Executive Officers and Directors	Age	Position
David Mehalick	54	Chairman and Chief Executive Officer
Daniel Yerace	40	Director and Vice President of Operations
Christine Sheehy	55	Chief Financial Officer and Secretary
Christopher Calise	49	Director
Tara Maria DeSilva	54	Director
Philippe Deschamps	60	Director
Christopher Cochran	53	Director
Gene Salkind	68	Director

David Mehalick — Chairman, Chief Executive Officer and President: Mr. Mehalick has over 30 years of experience across a variety of industries including life sciences, technology, financial services, military contracting, entertainment, and consumer products. He has served as our Chief Executive Officer since October 2016. Since March 2004, Mr. Mehalick has served as the Managing Director of Steeltown Consulting Group, a business consulting company through which he advises clients on business organizational and management strategies and solutions. Mr. Mehalick was the Chief Financial Officer of Information Technology Procurement Sourcing, Inc. (“ITPS”), a computer hardware and software company, from March 2017 to September 2017. In January 2019, ITPS filed a petition for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mr. Mehalick was the First Vice President at Gruntal and Co. from March 1992 to April 1995 and Senior Vice President at First Union Capital Markets from May 1995 to June 1998 and Senior Vice President at Ferris, Baker Watts, Inc., an investment banking firm from June 1998 to January 2001. Mr. Mehalick attended the University of Pittsburgh. We believe that Mr. Mehalick’s three decades in business management and more than a decade in life sciences qualifies him to serve as a director of the Company.

Daniel Yerace — Director and Vice President of Operations: Dan Yerace is a co-founder of Coeptis Pharmaceuticals and serves as the Vice President of Operations. Mr. Yerace has over ten years of experience in the pharmaceutical industry and is a key strategist responsible for supply chain management, business development, portfolio management, and corporate strategy. Mr. Yerace has broad operational experience and has held leadership positions in procurement, global supply chain management, operations, and business development for small private firms and fortune 500 multi-national corporations. Prior to joining Coeptis, Mr. Yerace served as Senior Director of Global Supply Chain and Commercial Business Development for Kadmon Pharmaceuticals. Mr. Yerace holds a bachelor’s degree in economics, and a masters of business administration from Waynesburg University.

Christine Sheehy — Chief Financial Officer and Secretary: Ms. Sheehy has over 25 years of experience in the pharmaceutical business, including globally commercializing drug products and working in development of targeted therapeutics including cell and gene therapies. Since 2017, she has served as our Director, Chief Financial Officer and Secretary. From 2010 to 2016, Ms. Sheehy served as the Senior Vice-President of Operations for Kadmon Pharmaceuticals, a clinical and commercial phase pharmaceutical company. From 2001 to 2010, she served as the Vice-President of Operation of Three Rivers Pharmaceuticals, a start-up pharmaceutical company which was acquired by Kadmon Pharmaceuticals in 2010. During that time, she launched branded and generic products in the U.S., leading the operational business. Ms. Sheehy earned a bachelor’s degree in accounting from Penn State University.

Christopher Calise – Director: Mr. Calise has served as a director since our inception, and has remained a member of the Company’s board of directors following the Merger. He has over 15 years of experience in the finance and insurance industries and has been responsible for setting the strategic vision for Crown Global, a domestic and international private placement insurance holding company, as well as overseeing its day-to-day management, including finance, operations and sales, since 2010. He also works closely with both internal and external sales and marketing in the development of new product initiatives, as well as evaluating new markets. Prior to joining Crown Global, Mr. Calise was a principal at LSC Investors, LLC, from 2001 to 2009, where he advised The Second City, Inc. and Narciso Rodriguez and restructured Phillips de Pury & Luxembourg, a large global auction house. From 1999 to 2001, he was an associate with Crown Capital Group, Inc., a private equity investment firm focused on assisting middle-market companies build value over the long term and was one of the founding members of Fresh Direct, LLC. Mr. Calise was also a consultant with the Industrial Products Group at PriceWaterhouse in its Chicago office, from 1997 to 1999. Mr. Calise is a member of the board of Song4Life and Student Finance League Inc. Mr. Calise received a Bachelor of Arts in Economics from the University of Chicago, as well as certifications in insurance and finance. We believe Mr. Calise is qualified to serve as our director due to his operational and executive experience.

Tara Maria DeSilva, Ph.D. – Director: Dr. DeSilva has been an Associate Professor at the Cleveland Clinic and Case Western Reserve University School of Medicine since March 2016. She serves as Vice Chair for the Department of Neurosciences, Lerner Research Institute, Cleveland Clinic. She was an Assistant Professor at University of Alabama at Birmingham from January 2010 to February 2016. Dr. DeSilva receives funding from the National Institutes of Health, National Science Foundation, and the National Multiple Sclerosis Society. She serves on many government and foundation scientific grant review panels including the National Institutes of Health and National Multiple Sclerosis Society. Dr. DeSilva received her B.S. in Biochemistry from Albright College, her M.S. and Ph.D. in Biological Chemistry from the University of Pennsylvania and completed her postdoctoral training at Children’s Hospital Boston, Harvard Medical School. We believe Dr. DeSilva is well qualified to serve on the board due to her expertise in neuroscience and research.

Philippe Deschamps – Director: Mr. Deschamps is an experienced healthcare executive who has served as CEO of four companies over the last 20 years. Since March 2022, Mr. Deschamps has served as the President and CEO of ChitogenX Inc. (formerly Ortho Regenerative Technologies), where he is focused primarily on expansion of commercial uses for the company’s proprietary bio-polymer drug combination products. From 2012 to 2020, he co-founded and served as CEO of Helius Medical Technologies (Nasdaq: HSDT), a neurotech company. From 2002 to 2011, he served as President and CEO of GSW Worldwide, a leading healthcare commercialization company, and from 2011 to 2012 served as CEO of MediMedia Health, a private equity owned company. Prior to his CEO experience he spent 13 years at Bristol-Myers Squibb (NYSE: BMY) from 1986 to 1998, including serving as director of neuroscience marketing from where he oversaw the company’s neuroscience products including BuSpar and Serzone and Stadol NS. Mr. Deschamps also holds the position as President of Deschamps Global Commercialization LLC, a healthcare commercialization consulting company he founded where he has served clients as a consultant in the pharmaceutical and medical tech industries from 2020 to 2022. Mr. Deschamps received a BSc. from the University of Ottawa in Canada. We believe Mr. Deschamps is well qualified to serve on the board due to his extensive experience in the healthcare industry and his public company experience.

Christopher Cochran – Director: Mr. Cochran is currently the President of BluChip Solutions, a provider of IT solutions for complex problems, an entity that he founded in 2008. From March 2012 to May 2013, Mr. Cochran held leadership positions within different companies, including serving as the EVP of Sales & Marketing for Velocity World Media, a private experiential television network. Additionally, from March 2010 to February 2012, Mr. Cochran worked as an Enterprise Cloud Sales Executive for Hewlett Packard Enterprise. From April 2008 to January 2010, Mr. Cochran served as the Executive Director of Sales and Operations for ASGN Inc. (NYSE: ASGN), formerly Apex Systems, a leading provider of IT services. From 2008 to 2010, Mr. Cochran worked at Mastech Digital (Nasdaq: MHH), a publicly-traded company, where he held various roles, including Senior Vice President of Global Sales and Operations from February 2004 to April 2008, where he reported directly to the CEO. From May 2014 to May 2016, Mr. Cochran served on the Board of Trustees for the Pine-Richland Opportunities Fund, a non-profit educational foundation providing staff grants and student scholarships, and he currently serves as Director of the Christian Cochran Legacy Fund through the Pittsburgh Foundation. Mr. Cochran received his Bachelor of Science in Public Administration and International Law from the University of Tennessee in 1993. We believe Mr. Cochran is well qualified to serve on the board due to his public company experience and expertise in business operations.

Gene Salkind, M.D. – Director: Mr. Salkind has been a practicing neurosurgeon within the Philadelphia area for more than 35 years. He graduated from the University of Pennsylvania in 1974 with a B.A., Cum Laude, and received his medical degree from the Lewis Katz School of Medicine in 1979. He returned to the University of Pennsylvania for his neurosurgical residency, and in 1985 was selected as the Chief Resident in Neurosurgery at the Hospital of the University of Pennsylvania. Since 1985, Dr. Salkind has served in a university affiliated practice of general neurological surgery. Since 2005, Dr. Salkind has served as the Chief of Neurosurgery at Holy Redeemer Hospital. He previously served as the Chief of Neurosurgery at Albert Einstein Medical Center and Jeanes Hospital in Philadelphia in the late 1990s. He has authored numerous peer reviewed journal articles and has given lectures throughout the country on various neurosurgical topics. He has also held professorships at the University of Pennsylvania, the Allegheny Health Education and Research Foundation, and is currently at the Lewis Katz School of Medicine. Since 2019, Dr. Salkind has also been on the board of directors of Cure Pharmaceutical Corporation (OTCMKTS: CURR), a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms, and has been the Chairman of Mobiquity Technologies Inc. (Nasdaq: MOBQ), a leading provider of next-generation advertising technology. Dr. Salkind is also a member of the Strategic Advisory Board of BioSymetrics Inc., a company that has built data servicing tools to benefit health and health and hospital systems, biopharma, drug discovery, and the precision medicine field. In addition, from 2004 to 2019, Dr. Salkind served as a board member of Derm Tech International, a global leader in non-invasive dermatological molecular diagnostics. We believe Dr. Salkind is well qualified to serve on the board due to his expertise in life science industry.

Independence of the Board

The Common Stock is listed on Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 of the Exchange Act and the rules of Nasdaq. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of Nasdaq.

In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of Nasdaq, the board of directors must affirmatively determine that the member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

The Company has undertaken a review of the independence of each director and considered whether each director of the Company has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, Tara Maria DeSilva, Philippe Deschamps, Christopher Cochran and Gene Salkind are considered “independent directors” as defined under the listing requirements and rules of Nasdaq and the applicable rules of the Exchange Act and Christopher Calise is considered an “independent director” as defined under the listing requirements and rules of Nasdaq.

Committees of the Company Board

The Company’s Board has an audit committee, compensation committee and nominating and corporate governance committee. All of the committees will comply with all applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations as further described below. The responsibilities of each of the committees of the Company Board is described below. Members will serve on these committees until their resignation or until as otherwise determined by the Company Board.

Audit Committee

The Company’s Board has an audit committee. The audit committee currently consists of Philippe Deschamps, Christopher Cochran and Gene Salkind, with Mr. Deschamps serving as the chair of the committee. Each of the members of the Company’s audit committee satisfy the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and rules of Nasdaq. The Company also determines that Mr. Deschamps qualifies as an “audit committee financial expert” as defined in the SEC rules and will satisfy the financial sophistication requirements of Nasdaq. The Company’s audit committee will be responsible for, among other things:

•	appointing (and recommending that the Company Board submit for stockholder ratification, if applicable) compensate, retain and oversee the work performed by the independent auditor retained for the purpose of preparing or issuing an audit report or performing other audit or audit-related services;

•	reviewing the performance and independence of the independent auditor;

•	pre-approving all audit, review, and non-audit services (including any internal control-related services) to be provided to the Company or its subsidiaries by the independent auditor;

•	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent registered public accounting firm, the Company’s interim and year-end financial statements;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing the Company’s policies on and overseeing risk assessment and risk management, including enterprise risk management; and

•	reviewing the adequacy and effectiveness of internal control policies and procedures and the Company’s disclosure controls and procedures.

The Company’s Board has adopted a written charter for the audit committee, which is available on the Company’s website.

Compensation Committee

The Company’s Board has a compensation committee. The compensation committee currently consists of Tara Maria DeSilva, Christopher Cochran and Gene Salkind, with Mr. Cochran serving as the chair of the committee. Each of the members of the Company’s compensation committee meet the requirements for independence under the under the applicable rules and regulations of the SEC and rules of Nasdaq. The Company’s compensation committee will be responsible for, among other things:

•	developing and reviewing compensation policies and practices applicable to executive officers;

•	reviewing, approving or recommending for approval by the Board, compensation for executive officers, including without limitation salary, bonus, incentive compensation, perquisites and equity compensation;

•	reviewing, approving and determining compensation and benefits, including equity awards, to directors for service on the Company Board or any committee thereof;

•	supervising, administering and evaluating incentive, equity-based and other compensatory plans of the Company in which executive officers and key employees participate; and

•	reviewing, approving and making recommendations to the Company Board regarding incentive compensation and equity compensation plans.

The Company Board has adopted a written charter for the compensation committee, which is available on its website.

Nominating and Corporate Governance Committee

The Company’s Board has a nominating and corporate governance committee. The nominating and corporate governance committee currently consists of Tara Maria DeSilva, Philippe Deschamps and Christopher Cochran, with Mr. Cochran serving as the chair of the committee. Each of the members of the nominating and corporate governance committee meets the requirements for independence under the applicable rules and regulations of the SEC and rules of Nasdaq. The nominating and corporate governance committee is responsible for, among other things:

•	identifying individuals qualified to become Board members, consistent with criteria approved by the Board;

•	recommending to the Board the persons to be nominated for election as directors by stockholders and the persons (if any) to be elected by the Board to fill any vacancies on the Board;

•	recommending to the Board the directors to be appointed to each committee of the Board;

•	developing and recommending to the Board corporate governance guidelines; and

•	overseeing the evaluation of the Board.

The Company’s Board has adopted a written charter for the nominating and corporate governance committee, which is available on its website.

Code of Business Conduct and Ethics

The Company’s Board has adopted a Code of Business Conduct and Ethics that applies to all of its employees, officers and directors, including its Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of the Company’s Code of Business Conduct and Ethics is posted on the Corporate Governance portion of the Company’s website. The Company will post amendments to its Code of Business Conduct and Ethics or waivers of its Code of Business Conduct and Ethics for directors and officers on the same website or in a current report on Form 8-K.

Family Relationships

Christopher Calise and Tara Maria DeSilva are first cousins. Other than that, there are no family relationships among any of our executive officers or directors.

Compensation Committee Interlocks and Insider Participation

None of the Company’s officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or the board of directors of another entity, one of whose officers served on the Company’s compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose officers served on the Company Board.

 Consultants and Advisors

The Company has several fee-for-service consultancy arrangements with highly qualified firms and individuals who provide consulting services in the areas of regulatory affairs, quality assurance, chemistry, manufacturing and control (CMC), and clinical/medical affairs. We don’t anticipate the expenses related to these agreements to be material to the Company.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time; except that in 2019, a private limited liability company with which Mr. Mehalick had previously held an executive officer position, but from which he had previously resigned and then returned as interim CEO, filed for bankruptcy protection;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Indemnification under Certificate of Incorporation and Bylaws; Indemnification Agreements

Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL, subject to certain exceptions contained in our bylaws. In addition, our certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty.

We intend to enter into indemnification agreements with each of our directors and executive officers. We expect the indemnification agreement to provide, among other things, that we will indemnify and hold harmless each person subject to an indemnification agreement (each, an “Indemnified Party”) to the fullest extent permitted by applicable law from and against all losses, costs, liabilities, judgments, penalties, fines, expenses and other matters that may result or arise in connection with such Indemnified Party serving in his or her capacity as a director of ours or serving at our direction as a director, officer, employee, fiduciary or agent of another entity. We expect the indemnification agreement to further provide that, upon an Indemnified Party’s request, we will advance expenses to the Indemnified Party to the fullest extent permitted by applicable law. Pursuant to the indemnification agreement, we will intend that an Indemnified Party is presumed to be entitled to indemnification and we have the burden of proving otherwise. We also intend to secure and maintain in full force and effect directors’ liability insurance. If indemnification under an indemnification agreement is unavailable to an Indemnified Party for any reason, we, in lieu of indemnifying the Indemnified Party, will contribute to any amounts incurred by the Indemnified Party in connection with any claim relating to an indemnifiable event in such proportion as is deemed fair and reasonable in light of all of the circumstances to reflect the relative benefits received or relative fault of the parties in connection with such event.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Scientific and Clinical Advisory Board

In 2022 we formed a Scientific Advisory Board, which contributes key guidance on the advancement of our product portfolio. The Scientific Advisory Board is comprised of three renowned scientific researchers from the Karolinska Institutet, Stockholm, Sweden; Evren Alici, M.D., Ph.D.; Hans-Gustaf Ljunggren, M.D., Ph.D; and Arnika Kathleen Wagner, Ph.D.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and for years ended December 31, 2021 and 2022.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Mehalick	2022	$360,000	–	–	–	–	–	–	–
Chairman, CEO and President	2021	$216,500	–	–	–	–	–	–	–

Daniel Yerace	2022	$360,000	–	–	–	–	–	–	–
Vice President of Operations	2021	$205,000	–	–	–	–	–	–	–

Christine Sheehy	2022	$150,000	–	–	–	–	–	–	–
Chief Financial Officer	2021	$133,500	–	–	–	–	–	–	–

Employment Agreements with Directors and Officers

The Company is party to employment agreements with both David Mehalick and Daniel Yerace, each of which are described below. The Company does not currently have employment agreements with any of its other officers and directors.

David Mehalick:    David Mehalick, our President and Chief Executive Officer, entered into an employment agreement with Coeptis Therapeutics, Inc. on February 21, 2022 (the “Effective Date”) covering Coeptis and its subsidiary, Coeptis Pharmaceuticals. The employment agreement is in effect immediately and will remain in effect until the termination of the employment agreement by either party in accordance with Section 5 of the employment agreement. Mr. Mehalick shall report to the Board of Directors and shall have the duties, responsibilities and authority as may from time to time be assigned to him by the Board of Directors. Under the employment agreement, Coeptis currently pays to Mr. Mehalick an annualized salary at the rate of $360,000. Mr. Mehalick will also receive a guaranteed bonus equal to twenty (20%) of his base salary for each calendar year, and will be eligible to receive merit bonuses, certain milestone bonuses and awards of stock options, restricted stock units or other equity awards pursuant to any plans or arrangements that Coeptis may have in effect from time to time. The foregoing is a summary does not purport to be complete and is qualified in its entirety by reference Mr. Mehalick’s employment agreement, which is filed as Exhibit 4.1 to Coeptis’ Current Report on Form 8-K filed on February 21, 2022. This employment agreement was assumed by the Company in connection with the Merger.

Daniel Yerace:    Daniel A. Yerace, our Vice President of Operations, entered into an employment agreement with Coeptis on the Effective Date covering Coeptis and its subsidiary, Coeptis Pharmaceuticals. The employment agreement is in effect immediately and will be effective from the Effective Date until the termination of the employment agreement by either party in accordance with Section 5 of the employment agreement. Mr. Yerace reports to the President of Coeptis and has the duties, responsibilities and authority as may from time to time be assigned to him by Coeptis’ President. Under the employment agreement, Coeptis currently pays to Mr. Yerace an annualized salary at the rate of $360,000. Mr. Yerace will also receive a guaranteed bonus equal to twenty (20%) of his base salary for each calendar year, and will be eligible to receive merit bonuses, certain milestone bonuses and awards of stock options, restricted stock units or other equity awards pursuant to any plans or arrangements that Coeptis may have in effect from time to time. The foregoing summary does not purport to be complete and is qualified in its entirety by reference Mr. Yerace’s employment agreement, which is filed as Exhibit 4.1 to Coeptis’ Current Report on Form 8-K filed on February 21, 2022. This employment agreement was assumed by the Company in connection with the Merger.

Outstanding Equity Awards at Fiscal Year End

The Company had no outstanding equity awards as at December 31, 2021 or December 31, 2022.

Employee, Director and Consultant Stock Plan

General

See “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - Securities Authorized for Issuance under Equity Compensation Plans” for a full description of the Company’s 2022 Equity Incentive Plan.

Option Grants and Stock Awards

There were no stock options outstanding at December 31, 2022. The Company subsequently granted options to purchase an aggregate of 1,357,500 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $1.63 per share.

2021 and 2022 Director Compensation

No compensation was earned or paid to any non-employee director for service as a director during 2021 or 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our Common Stock beneficially owned on March 27, 2023, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock; (ii) all directors; (iii) all named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Shares of common stock subject to options or warrants that are exercisable as of the date of this Annual Report on Form 10-K or are exercisable within 60 days of such date are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of calculating the percentage ownership of such person but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person. Applicable percentage ownership is based on 20,441,036 shares of common stock outstanding as the date of this Annual Report on Form 10-K.

Unless otherwise indicated and subject to applicable community property and similar laws, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name of Beneficial Ownership(1)	Shares Owned		Percentage
Executive Officers and Directors
David Mehalick	3,301,311	(2)	16.15%
Daniel Yerace	1,010,605	(3)	4.9%
Christopher Calise	1,453,315	(4)	6.79%
Tara DeSilva	7,500	(5)	*
Philippe Deschamps	7,500	(5)	*
Christopher Cochran	7,500	(5)	*
Gene Salkind	250,046	(6)	1.2%
Christine Sheehy	1,010,605	(3)	4.9%
Officer and Directors as a Group (8 persons)	6,139,382		28.45%
Greater than 5% Holders
Lisa Pharma LLC (7)	1,433,229		7.0%
Lena Pharma LLC (8)	1,433,229		7.0%

_______________

*	Less than 1.0%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Coeptis Therapeutics, Inc., 105 Bradford Rd, Suite 420, Wexford, PA 15090.
(2)	Does not include 650,000 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(3)	Does not include 200,000 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.

(4)	Includes (i) 942,117 shares of common stock that are issuable under currently exercisable options and (ii) 7,500 shares of common stock that are issuable upon exercise of options that will become exercisable in the next 60 days. Does not include 22,500 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(5)	Includes 7,500 shares of common stock that are issuable upon exercise of options that will become exercisable in the next 60 days. Does not include 22,500 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(6)	Includes (i) 84,217 shares of common stock that are held as JTWROS with Catherine Salkind, (ii) 57,268 shares of common stock issuable upon exercise of currently exercisable warrants held as JTWROS with Catherine Salkind, (iii) 101,061 shares of common stock that are issuable upon currently exercisable warrants and (iv) 7,500 shares of common stock that are issuable upon exercise of options that will become exercisable in the next 60 days. Does not include 22,500 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(7)	Lisa Kuchera is the manager of this entity and possesses voting control over securities owned by it.
(8)	Lena Kuchera is the manager of this entity and possesses voting control over securities owned by it.

Changes in Control

We are not aware of any arrangements or a party to arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For purposes of this section of this Annual Report on Form 10-K, “Predecessor” refers to the Company before giving effect to the Merger, and the term “Coeptis” refers to Coeptis Therapeutics, Inc., before giving effect to the Merger.

Predecessor Related Person Transactions Prior to the Merger

In November 2018, in anticipation of the expected issuance of 2,156,250 founder shares to Predecessor’s sponsor, such sponsor paid certain of Predecessor’s deferred offering costs with the $25,000 purchase price of the founder shares. As of December 31, 2018, one founder share was issued to Predecessor’s sponsor. The remaining 2,156,249 founder shares were issued to Predecessor’s sponsor on January 28, 2019.

On December 10, 2020, the underwriters notified Predecessor that they would not be exercising the over-allotment option and as a result, Predecessor’s sponsor returned 281,250 ordinary shares to Predecessor for no consideration and such ordinary shares were canceled. Also effective December 10, 2020, by agreement between Predecessor’s sponsor and the underwriters, an aggregate of 375,000 Private Placement Warrants were assigned by the underwriters to Predecessor’s sponsor.

In connection with the Merger, Predecessor’s sponsor, officers and directors and/or their affiliates were reimbursed for certain out-of-pocket expenses incurred in connection with activities on Predecessor’s behalf.

Predecessor has entered into a registration and shareholder rights agreement with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and the ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares.

Coeptis Related Person Transactions Prior to the Merger

Prior to the closing of the merger in 2021 involving Coeptis and an entity named Vinings Holdings, Inc. (which is now Coeptis Therapeutics, Inc.), Vinings had a 100% ownership interest in an entity named NDYN Delaware, Inc. In December 2020, prior to the closing of the 2021 merger, Vinings divested its 100% ownership interest NDYN Delaware, LLC to Sterling Acquisition I, LLC, an entity controlled by Vinings’ then control person Erik Nelson. The divestiture was accomplished through the sale of all of Vinings’ share ownership of NDYN Delaware, Inc. pursuant to a Divestiture Agreement, a copy of which is attached as Exhibit 10.1 to Vinings Holdings Inc.’s Current Report on Form 8-K that was filed on December 31, 2020.

On February 12, 2021, David Mehalick purchased 8,000 shares of Series B Preferred Stock from Coral Investment Partners, LP for an aggregate purchase price of $1,000. These shares of Series B Preferred Stock were exchanged for our Common Stock in connection with the closing of the Merger.

Director Independence and Committees

The Common Stock is listed on Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 of the Exchange Act and the rules of Nasdaq. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of Nasdaq.

In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of Nasdaq, the board of directors must affirmatively determine that the member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

The Company has undertaken a review of the independence of each director and considered whether each director of the Company has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, Tara Maria DeSilva, Philippe Deschamps, Christopher Cochran and Gene Salkind are considered “independent directors” as defined under the listing requirements and rules of Nasdaq and the applicable rules of the Exchange Act and Christopher Calise is considered an “independent director” as defined under the listing requirements and rules of Nasdaq.

Committees of the Company Board

The Company Board has an audit committee, compensation committee and nominating and corporate governance committee. All of the committees will comply with all applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations as further described below. The responsibilities of each of the committees of the Company Board is described below. Members will serve on these committees until their resignation or until as otherwise determined by the Company Board.

Audit Committee

The Company Board has an audit committee. The audit committee currently consists of Philippe Deschamps, Christopher Cochran and Gene Salkind, with Mr. Deschamps serving as the chair of the committee. Each of the members of the Company’s audit committee satisfy the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and rules of Nasdaq. The Company also determines that Mr. Deschamps qualifies as an “audit committee financial expert” as defined in the SEC rules and will satisfy the financial sophistication requirements of Nasdaq. The Company’s audit committee will be responsible for, among other things:

•	appointing (and recommending that the Company Board submit for stockholder ratification, if applicable) compensate, retain and oversee the work performed by the independent auditor retained for the purpose of preparing or issuing an audit report or performing other audit or audit-related services;

•	reviewing the performance and independence of the independent auditor;

•	pre-approving all audit, review, and non-audit services (including any internal control-related services) to be provided to the Company or its subsidiaries by the independent auditor;

•	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent registered public accounting firm, the Company’s interim and year-end financial statements;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing the Company’s policies on and overseeing risk assessment and risk management, including enterprise risk management; and

•	reviewing the adequacy and effectiveness of internal control policies and procedures and the Company’s disclosure controls and procedures.

The Company Board has adopted a written charter for the audit committee, which is available on the Company’s website.

Compensation Committee

The Company Board has a compensation committee. The compensation committee currently consists of Tara Maria DeSilva, Christopher Cochran and Gene Salkind, with Mr. Cochran serving as the chair of the committee. Each of the members of the Company’s compensation committee meet the requirements for independence under the under the applicable rules and regulations of the SEC and rules of Nasdaq. The Company’s compensation committee will be responsible for, among other things:

•	developing and reviewing compensation policies and practices applicable to executive officers;

•	reviewing, approving or recommending for approval by the Board, compensation for executive officers, including without limitation salary, bonus, incentive compensation, perquisites and equity compensation;

•	reviewing, approving and determining compensation and benefits, including equity awards, to directors for service on the Company Board or any committee thereof;

•	supervising, administering and evaluating incentive, equity-based and other compensatory plans of the Company in which executive officers and key employees participate; and

•	reviewing, approving and making recommendations to the Company Board regarding incentive compensation and equity compensation plans.

The Company Board has adopted a written charter for the compensation committee, which is available on its website.

Nominating and Corporate Governance Committee

The Company Board has a nominating and corporate governance committee. The nominating and corporate governance committee currently consists of Tara Maria DeSilva, Philippe Deschamps and Christopher Cochran, with Mr. Cochran serving as the chair of the committee. Each of the members of the nominating and corporate governance committee meets the requirements for independence under the applicable rules and regulations of the SEC and rules of Nasdaq. The nominating and corporate governance committee is responsible for, among other things:

•	identifying individuals qualified to become Board members, consistent with criteria approved by the Board;

•	recommending to the Board the persons to be nominated for election as directors by stockholders and the persons (if any) to be elected by the Board to fill any vacancies on the Board;

•	recommending to the Board the directors to be appointed to each committee of the Board;

•	developing and recommending to the Board corporate governance guidelines; and

•	overseeing the evaluation of the Board.

The Company Board has adopted a written charter for the nominating and corporate governance committee, which is available on its website.

Code of Business Conduct and Ethics

The Company Board has adopted a Code of Business Conduct and Ethics that applies to all of its employees, officers and directors, including its Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of the Company’s Code of Business Conduct and Ethics is posted on the Corporate Governance portion of the Company’s website. The Company will post amendments to its Code of Business Conduct and Ethics or waivers of its Code of Business Conduct and Ethics for directors and officers on the same website or in a current report on Form 8-K.

Family Relationships

Christopher Calise and Tara Maria DeSilva are first cousins. Other than that, there are no family relationships among any of our executive officers or directors.

Compensation Committee Interlocks and Insider Participation

None of the Company’s officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or the board of directors of another entity, one of whose officers served on the Company’s compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose officers served on the Company Board.

Limitation of Liability and Indemnification Matters

The DGCL authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breaches of directors’ fiduciary duties, subject to certain exceptions. The Amended and Restated Certificate of Incorporation includes a provision that eliminates the personal liability of directors for monetary damages for any breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the DGCL or (iv) for any transaction from which the director derived an improper personal benefit. The effect of these provisions is to eliminate the rights of the Company and its stockholders, through stockholders’ derivative suits on the Company’s behalf, to recover monetary damages from a director for breach of fiduciary duty as a director, including breaches resulting from grossly negligent behavior. However, exculpation does not apply to any director if the director has acted in bad faith, knowingly or intentionally violated the law, authorized illegal dividends or redemptions or derived an improper benefit from his or her actions as a director.

The Bylaws provide that the Company must indemnify and advance expenses to directors and officers to the fullest extent authorized by the DGCL. The Company is also expressly authorized to carry directors’ and officers’ liability insurance providing indemnification for directors, officers and certain employees for some liabilities. The Company believes that these indemnification and advancement provisions and insurance are useful to attract and retain qualified directors and executive officers.

The limitation of liability, indemnification and advancement provisions in the Amended and Restated Certificate of Incorporation and the Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit the Company and its stockholders. In addition, your investment may be adversely affected to the extent the Company pays the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. The Company believes that these provisions, liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company’s directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

There is currently no pending material litigation or proceeding involving any of the Company’s respective directors, officers or employees for which indemnification is sought.

.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by Tuner, Stone & Company, LLP, our independent registered public accounting firm for the years ended December 31, 2022 and 2021.

	12-31-2022	12-31-2021
Audit fees	$92,550	$148,564
Total	$92,550	$148,564

Audit fees consist of fees billed for services rendered for the audit of our consolidated financial statements included in this Annual Report on Form 10–K, and reviews of our quarterly condensed consolidated financial statements included in the Company’s quarterly filings on Form 10-Q.

Audit–related fees consist of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

All other fees consist of fees for other miscellaneous items.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K, beginning on page F-1.

(2)	Financial Statement Schedules—Financial statement schedules have been omitted in this Annual Report on Form 10-K because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	Exhibits—The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 18, 2022, by and among Bull Horn Holdings Corp., a British Virgin Island corporation, BH Acquisition Sub, a Delaware corporation and Coeptis Therapeutics, Inc., a Delaware corporation (incorporated by reference from Exhibit 2.1 to Bull Horn Holdings Corp.’s Current Report on Form 8-K, as filed with the SEC on April 19, 2022)
2.2	Certificate of Merger as filed with the Delaware Secretary of State effective October 28, 2022 (incorporated by reference to Exhibit 2.2 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on November 3, 2022)
3.1	Amended and Restated Certificate of Incorporation of Coeptis Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on November 3, 2022)
3.2	Certificate of Incorporation of Coeptis Therapeutics, Inc. (incorporated by reference from the Certificate of Merger included at Exhibit 2.2 to the Current Report on Form 8-K)
3.3	Amended and Restated Bylaws of Coeptis Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.3 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on November 3, 2022)
10.1	Registration Rights Agreement, dated October 29, 2020, by and among Bull Horn and certain security holders (incorporated by reference to Exhibit 10.3 of Bull Horn’s Form 8-K, filed with the SEC on November 3, 2020).
10.2	Private Placement Warrants Purchase Agreement, dated October 29, 2020, by and between Bull Horn and Imperial Capital LLC, I-Bankers Securities, Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 10.4 of Bull Horn’s Form 8-K, filed with the SEC on November 3, 2020).
10.3	Private Placements Warrants Purchase Agreement, dated October 29, 2020, by and between Bull Horn and Sponsor (incorporated by reference to Exhibit 10.5 of Bull Horn’s Form 8-K, filed with the SEC on November 3, 2020).
10.4	Co-Development Option Purchase Agreement (SNP) between Coeptis and Vy-Gen Bio, Inc. (incorporated by reference to Exhibit 4.1 to Coeptis Therapeutics, Inc.’s Form 8-K, filed with the SEC on May 11, 2021).
10.5	Co-Development Option Purchase Agreement (GEAR) between Coeptis and Vy-Gen Bio, Inc. (incorporated by reference to Exhibit 4.2 to Coeptis’ Form 8-K, filed with the SEC on May 11, 2021).
10.6	Amendment No. 1 to Co-Development Option Purchase Agreement (SNP) between Coeptis and VyGen-Bio, Inc. (incorporated by reference to Exhibit 4.1 to Coeptis Therapeutics, Inc.’s Form 8-K, filed with the SEC on August 19, 2021).
10.7	Co-development and Steering Committee Agreement with VyGen-Bio, Inc. (incorporated by reference to Exhibit 4.1 to Coeptis’ Therapeutics, Inc.’s Form 8-K, filed with the SEC on December 27, 2021).
10.8	Employment Agreement between Coeptis and David Mehalick (incorporated by reference to Exhibit 4.1 to Coeptis Therapeutics, Inc.’s Form 8-K filed with the SEC on February 25, 2022).
10.9	Employment Agreement between Coeptis and Daniel Yerace (incorporated by reference to Exhibit 4.2 to Coeptis Therapeutics, Inc.’s Form 8-K filed with the SEC on February 25, 2022).

10.10	2022 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on November 3, 2022)
21.1	Subsidiaries of Coeptis Therapeutics Holdings, Inc. *
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

______________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COEPTIS THERAPEUTICS HOLDINGS, INC.

Date: March 28, 2023	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2023	By:	/s/ Christine Sheehy
Christine Sheehy
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Mehalick	Chief Executive Officer	March 28, 2023
David Mehalick	(Principal Executive Officer) and Director

/s/ Christine Sheehy	Chief Financial Officer (Principal Financial and	March 28, 2023
Christine Sheehy	Accounting Officer) and Director

/s/ Daniel Yerace	Director	March 28, 2023
Daniel Yerace

/s/ Christopher Calise	Director	March 28, 2023
Christopher Calise

/s/ Christopher Cochran	Director	March 28, 2023
Christopher Cochran

/s/ Philippe Deschamps	Director	March 28, 2023
Philippe Deschamps

/s/ Tara DeSilva	Director	March 28, 2023
Tara DeSilva

/s/ Gene Salkind	Director	March 28, 2023
Gene Salkind

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Coeptis Therapeutics Holdings, Inc.

(formerly Bull Horn Holdings Corp.)

Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Coeptis Therapeutics Holdings, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Coeptis Therapeutics Holdings, Inc. (formerly Bull Horn Holdings, Corp..) and Subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the notes to consolidated financial statements, the Company has suffered recurring losses from operations since inception and has insufficient working capital to fund future operations both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

2

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

•	Co-development agreements – as discussed in Note 3 of the notes to consolidated financial statements, the Company, entered into two agreements during 2021 to jointly develop and commercialize two products, which we identified as a critical audit matter. There was a high degree of auditor judgment to evaluate the significant assumptions used by management in determining the accounting recognition and related disclosures, including the period over which those costs were to be amortized and related impairment considerations. The sensitivity of reasonably possible changes to those assumptions could have had a significant impact on the determination of recorded amounts of such assets.

The following are the primary procedures we performed to address this critical audit matter. We reviewed the underlying documents, verified the cash payments made pursuant to the agreements, confirmed the note payable balances and other terms with the co-developers, and evaluated the reasonableness of the Company’s amortization period and its impairment assessment.

/s/ Turner, Stone & Company, LLP

We have served as the Company’s auditor since 2020

Dallas, Texas

March 28, 2023

COEPTIS THERAPEUTICS HOLDINGS, INC formerly known as BULL HORN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$3,791,302	$2,179,558
Accounts receivable	8,075	–
Prepaid assets, current portion	142,356	–
TOTAL CURRENT ASSETS	3,941,733	2,179,558

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	12,695	11,311
Furniture and fixtures, net	12,542	13,926

OTHER ASSETS
Prepaid insurance	348,333	–
Co-development options	3,554,167	4,554,167
Right of use asset, net of accumulated amortization	58,914	17,925
Total other assets	3,961,414	4,572,092
TOTAL ASSETS	$7,915,689	$6,765,576

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$99,021	$134,092
Accrued expenses	181,998	199,126
Notes payable, current portion	1,500,000	2,417,000
Right of use liability, current portion	41,618	14,724
TOTAL CURRENT LIABILITIES	1,822,637	2,764,942

LONG TERM LIABILITIES
Note payable	150,000	1,650,000
Derivative liability warrants	1,125,000	–
Right of use liability, non-current portion	14,723	–
TOTAL LONG TERM LIABILITIES	1,289,723	1,650,000
TOTAL LIABILITIES	3,112,360	4,414,942

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, -0- and 8,000 shares issued and outstanding, respectively	–	1
Common stock, $0.0001 par value, 150,000,000 shares authorized, 19,566,839 shares issued and outstanding at December 31, 2022, and 750,000,000 shares authorized, 12,492,050 shares issued and 12,381,287 shares outstanding at December 31, 2021	1,957	1,196
Additional paid-in capital	70,541,095	30,146,728
Treasury stock, 110,762 shares at cost	–	(247,165)
Accumulated deficit	(65,739,723)	(27,550,126)
TOTAL STOCKHOLDERS' EQUITY	4,803,329	2,350,634
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,915,689	$6,765,576

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC formerly known as BULL HORN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2022	December 31, 2021
SALES
Consulting services	$–	$75,000
Sales	–	–
Total sales	–	75,000
Cost of goods, including inventory obsolescence	–	–
Gross profit	–	75,000

COST OF OPERATIONS
Research and development	20,887	–
General and administrative expenses	34,166,746	14,118,014
Selling and marketing	8,331	2,918
	34,195,964	14,120,932

LOSS FROM OPERATIONS	(34,195,964)	(14,045,932)

OTHER INCOME (EXPENSE)

Royalties and licensing fees	(90,000)	(413,124)
Licensing income	–	1,000,000
Other income	98,701	198,910
Loss on extinguishment of debt and write down of assets	(3,393,542)	–
Gain (loss) on write down of assets	–	(2,000)
Gain on write down of liabilities	225,000	–
Interest expense	(218,412)	(187,133)
TOTAL OTHER INCOME (EXPENSE)	(3,378,253)	596,653

LOSS BEFORE INCOME TAXES	(37,574,217)	(13,449,280)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–
NET LOSS	$(37,574,217)	$(13,449,280)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(2.63)	$(1.23)

Weighted average number of common shares outstanding	14,295,678	10,914,574

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC formerly known as BULL HORN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2022 and 2021

	SERIES B				ADDITIONAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES*	AMOUNT*	CAPITAL*	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2020	–	$–	8,481,959	$848	$8,956,656	$–	$(14,100,846)	$(5,143,342)

Recapitalization from Merger on February 12, 2021	8,000	1	535,419	–	(50,897)	–	–	(50,896)

Purchase of treasury stock	–	–	–	–	–	(247,165)	–	(247,165)

Shares issued for cash	–	–	2,550,035	255	10,136,245	–	–	10,136,500

Shares issued for services	–	–	705,740	71	2,757,430	–	–	2,757,501

Warrants issued for services	–	–	–	–	5,497,132	–	–	5,497,132

Shares issued through conversion of debt	–	–	233,787	23	1,040,976	–	–	1,040,999

Stock based compensation	–	–	–	–	1,897,585	–	–	1,897,585

Shares surrendered in payment of debt	–	–	(14,890)	(1)	(88,399)	–	–	(88,400)

Net loss	–	–	–	–	–	–	(13,449,280)	(13,449,280)

BALANCE AT DECEMBER 31, 2021	8,000	$1	12,492,050	$1,196	$30,146,728	$(247,165)	$(27,550,126)	$2,350,634

Shares issued for cash	–	–	404,410	41	3,271,445	–	–	3,271,486

Shares issued for services	–	–	588,990	58	4,983,442	–	–	4,983,500

Retirement of shares	–	–	(110,762)	–	(247,165)	247,165	–	–

Warrants converted to shares	–	–	1,250,658	125	5,247,524	–	–	5,247,649

Warrants issued for services	–	–	–	–	23,730,298	–	–	23,730,298

Warrants issued for extinguishment of debt	–	–	–	–	3,408,559	–	–	3,408,559

Merger	(8,000)	(1)	4,941,493	537	264	–	(615,380)	(614,580)

Net loss	–	–	–	–	–	–	(37,574,217)	(37,574,217)

BALANCE AT DECEMBER 31, 2022	–	$–	19,566,839	$1,957	$70,541,095	$–	$(65,739,723)	$4,803,329

*Retroactively adjusted to reflect the impact of the 1 for 2.96851721 reverse stock split from October 28, 2022

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC formerly known as BULL HORN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2022	December 31, 2021
OPERATING ACTIVITIES
Net loss	$(37,574,217)	$(13,449,280)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,001,384	447,413
Forgiveness of debt	–	(160,095)
Loss on termination of licensing agreement (in exchange for convertible debt)	–	1,500,000
Shares issued for non-employee services	4,983,500	2,757,501
Stock based compensation	–	1,897,585
Warrants issued for services	23,730,298	5,497,132
Warrants issued for extinguishment of debt	3,408,559	–
Derivative liability warrants	1,125,000	–
(Increase) decrease in:
Accounts receivable	(8,075)	21,786
Right of use asset/liability	628	(1,317)
Other assets	–	2,000
Prepaid assets	(490,689)	–
Increase (decrease) in:
Accounts payable	(35,071)	(1,578,145)
Accrued expenses	(17,128)	(424,020)
Deferred revenue	–	(1,000,000)
NET CASH USED IN OPERATING ACTIVITIES	(3,875,811)	(4,489,440)

INVESTING ACTIVITIES
Purchase of license right	–	(1,750,000)
NET CASH USED IN INVESTING ACTIVITIES	–	(1,750,000)

FINANCING ACTIVITIES
Proceeds from notes payable	–	77,595
Repayment of notes payable	(2,417,000)	(1,700,000)
Cash paid as part of merger/recapitalization	(614,580)	(50,897)
Repurchase of treasury shares	–	(247,165)
Shares issued for cash	3,271,486	10,136,500
Shares issued for cash for the conversion warrants	5,247,649	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,487,555	8,216,033

NET INCREASE IN CASH	1,611,744	1,976,593
CASH AT BEGINNING OF YEAR	2,179,558	202,965
CASH AT END OF YEAR	$3,791,302	$2,179,558

SUPPLEMENTAL DISCLOSURES
Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC formerly known as BULLHORN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

General. Coeptis Therapeutics Holdings, Inc. (“Coeptis”, the “Company” or “we” or “our”) was originally incorporated in the British Virgin Islands on November 27, 2018, under the name Bull Horn Holdings Corp. On October 27, 2022, Bull Horn Holdings Corp. domesticated from the British Virgin Islands to the State of Delaware. On October 28, 2022, in connection with the closing of the Merger, we changed our corporate name from Bull Horn Holdings Corp. to “Coeptis Therapeutics Holdings, Inc.”

The Merger Transaction. On October 28, 2022, a wholly owned subsidiary of Bull Horn Holdings Corp., merged with and into Coeptis Therapeutics, Inc., with Coeptis Therapeutics, Inc. as the surviving corporation of the Merger. As a result of the Merger, we acquired the business of Coeptis Therapeutics, Inc., which we now continue to operate as our wholly owned subsidiary.

About the Company’s Subsidiaries. We are now a holding company that currently operates through our direct and indirect wholly owned subsidiaries Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc. and Coeptis Pharmaceuticals, LLC.

Our current business model is designed around furthering the development of our current product portfolio. We are continually exploring partnership opportunities with companies that have novel therapies in various stages of development or companies with technologies that improve the way that drugs are delivered to patients. We seek the best strategic relationships, which relationships could include in-license agreements, out-license agreements, co-development arrangements and other strategic partnerships in new and exciting therapeutic areas such as auto-immune disease and oncology.

Basis of Presentation – The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and with the instructions to Form 10-K and Rule 8-03 of Regulation S-X. Accordingly, they include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, any adjustments contained in the accompanying audited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of December 31, 2022.

As a result of the Merger, the consolidated financial statements included in this report reflect (1) the historical operating results of Coeptis prior to the Merger; (2) the combined results of the Company and Coeptis following the closing of the Merger; (3) the assets and liabilities of Coeptis at their historical cost; and (4) the Company’s equity structure for all periods presented.

 Principles of Consolidation – The accompanying audited consolidated financial statements include the accounts of Coeptis Therapeutics Holdings Inc. (formerly Bullhorn Holdings, Inc.), Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc. and its wholly-owned subsidiary, Coeptis Pharmaceuticals, LLC. All material intercompany accounts, balances and transactions have been eliminated.

Risks and Uncertainties – In late 2019, an outbreak of a novel strain of the Coronavirus 2019 Disease (COVID-19) was identified and infections have been found in a number of countries around the world, including the United States. COVID-19 and its impact on trade including customer demand, travel, employee productivity, supply chain, and other economic activities has had, and may continue to have, a potentially significant effect on financial markets and business activity. The extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain and cannot be predicted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash – For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. At times, balances of cash and cash equivalents at financial banking institutions exceeded the federally insured limit of $250,000. The Company regularly monitors the financial condition of the institutions in which it has depository accounts and believes the risk of loss is minimal.

Property and Equipment – Fixed assets are stated at cost and depreciation is computed using the straight-line method for financial statement purposes. Intangibles are being amortized using the straight-line method over estimated useful lives of between five and forty years. For the years ended December 31, 2022 and 2021, depreciation expense totaled $1,384 and $2,546 respectively.

Research and Development – Research and development costs are expensed when incurred. During the years ended December 31, 2022 and 2021, research and development expenses totaled $20,887 and $0, respectively.

Impairment - The Company’s property and equipment and other non-current assets are reviewed for possible impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized if and when the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. For the years ended December 31, 2022 and 2021, there was no impairment.

Warrant Liabilities - The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to temporary differences between reporting of income and expenses for financial reporting purposes and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes.

The Income Taxes Topic of FASB ASC clarifies the accounting and reporting for uncertainties in income tax law within subtopic FASB ASC 740-10-25-5. The guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Management believes that there is no liability related to uncertain tax positions during the years ended December 31, 2022 and 2021.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of New Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, (Topic 606). The ASU and all subsequently issued clarifying ASUs replaced most existing revenue recognition guidance in U.S. GAAP. The ASU also required expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new standard effective January 1, 2020, using the modified retrospective method.

As part of the adoption of the ASU, the Company elected to use the following transition practical expedients: (i) to reflect the aggregate of all contract modifications that occurred prior to the date of the initial application when identifying satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price; and (ii) to apply the standard only to contracts that are not completed at the initial date of application. Because contract modifications are minimal, there is not a significant impact as a result of electing these practical expedients.

The majority of the Company’s revenue is recognized at a point in time based on the transfer of control. Revenue recognized over time primarily consists of performance obligations that are satisfied within one year or less. In addition, the majority of the Company’s contracts do not contain variable considering and contract modifications are generally minimal. For these reasons, there is not a significant impact as a result of electing these transition practical expedients.

The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements. The majority of the Company’s revenue arrangement generally consist of a single performance obligation to transfer promised goods or services. Based on the Company’s evaluation process and review of its contracts with customers, the timing and amount of revenue recognized previously is consistent with how revenue is recognized under the new standard. No changes were required to previously reported revenues as a result of the adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). The ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.

ASU 2016-02 was effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this standard as of January 1, 2020, and applied it on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. As of December 31, 2022 and 2021 the Company had a right of use asset net of accumulated amortization of $58,914 and $17,925 respectively. Current right of use liabilities at December 31, 2022 and 2021 were $41,618 and $14,724, respectively, and long term liabilities of $14,723 and $0 respectively. Please see Note 6 for further information.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The adoption of this standard, effective January 1, 2021, did not have a material impact on these consolidated financial statements.

During the years ended December 31, 2022 and 2021, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Revenue Recognition – The Company derived its revenue in 2021 from consulting services. There was no revenue in 2022. Revenues are recognized when services are provided to its customers or the product is sold, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The amount received for consulting services for years ended December 31, 2022 and 2021 was $0 and $75,000 respectively.

Earnings Per Share – Basic earnings per share (or loss share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period. Diluted earnings per share reflects potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period. Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying consolidated financial statements. The Company does not have other potentially issuable shares of stock.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of December 31, 2022, the Company had an accumulated deficit of $65,739,723. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

Fair Value of Financial Instruments - The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The methods and assumptions applied in determining the fair value of each class of financial assets and financial liabilities of the Company are disclosed in the respective accounting policies. The estimated fair value of cash, accounts receivable and accounts and note payable approximate their carrying amounts due to the short-term nature of these instruments.

NOTE 3 – LICENSE RIGHT

Prior to 2021, the Company entered into an agreement with a foreign entity to market, distribute, and sell the Consensi product (Product) on an exclusive basis within the United States and Puerto Rico. Upon execution of the Agreement the Company paid $1,000,000 to the foreign entity. Milestone payments were due as follows; (1) $1,500,000 upon completion of the CMC Plan as reimbursements of costs incurred by the foreign entity, (2) $1,000,000 was due upon first commercial sale of the Product which occurred in June 2020. Milestones were met and paid in 2020.

In September of 2021, the Company executed a license termination agreement with the foreign entity to cease all efforts for sales and promotion of the product in the United States and Puerto Rico. The termination included (i) issuance of $1,500,000 of convertible debt due in 2023 to satisfy amounts owed for the license, (ii) the issue of warrants (See NOTE 5) and (iii) transfer of inventory ownership back to the foreign entity. In conjunction with this termination, the Company also terminated its marketing agreement with a third party for the Product’s sales and promotion.

During the year ended December 31, 2021, the Company and VyGen-Bio, Inc. (“Vy-Gen”) entered into agreements to jointly develop and commercialize two Vy-Gen product candidates, CD38-GEAR-NK and CD38-Diagnostic (the “CD38 Assets”). The Company paid $1,750,000 and issued promissory notes totaling $3,250,000 to Vy-Gen in accordance with the agreements. The collaboration arrangement provides the right for the Company to participate, under the direction of a joint steering committee, in the development and commercialization of the CD38 Assets and a 50/50 profit share, with the profit share subject to contingent automatic downward adjustment up to 25% upon an event of default in connection with the promissory notes. The Company capitalized $5,000,000 to be amortized over a five-year period in which the CD38 Assets are expected to contribute to future cash flows. In March of 2022, a $250,000 payment was made toward the promissory notes. In November of 2022, a $1,500,000 payment was made toward the promissory notes, and the accrued interest was forgiven. As of December 31, 2022, the balance due under the two promissory notes totaled $0. The Company is in compliance with the option agreement as of December 31, 2022.

The Company made certain judgements as the basis in determining the accounting treatment of these options. The CD38 Assets represent a platform technology and a diagnostic tool which have multiple applications and uses. Both projects are intended to be used in more than one therapy or diagnostic option. For example, GEAR-NK is a technology which allows for the gene editing of human natural killer cells, so that these cells can no longer bind and be destroyed by targeted monoclonal antibody treatments. The GEAR-NK technology can be modified to work concomitantly with many different monoclonal antibody treatments in which there are currently over 100 approved by the FDA. Anti-CD38 is only the first class of monoclonal antibody treatments being developed under the GEAR-NK platform. Therefore, the pursuit of FDA approval for the use of CD38 assets for at least one indication or medical device approval is at least reasonably expected. Further, as the diagnostic asset may be used as an in vitro technology, it could be classified as a medical device, and therefore toxicity studies would not be a contingency to be resolved before reasonably establishing future value assumptions. In addition, there is perceived value in the CD38 assets, based on publicly disclosed current business deals in cell therapies, the developing market for these innovative technologies, and current interest from third parties in these technologies. The Company may sell or license its right to another party, with the written consent of VyGen Bio, which cannot be unreasonably withheld. Furthermore, the Company believes that any negative results from ongoing development of a single therapy or use, would not result in abandoning the project. Given these considerations, The Company has determined that these options have alternative future use and should be recorded as assets pursuant to ASC 730-10-25-2, Research and Development.

Related to the joint development, the Company, under the direction of the joint steering committee, is assessing market opportunities, intellectual property protection, and potential regulatory strategies for the CD38 Assets. VyGen Bio is responsible for development activities conducted and overseen by the scientists at Karolinska Institute. The agreement does not currently require additional payments for R&D costs by the Company and no additional payments are required upon development or regulatory milestones.

NOTE 4 – DEBT

The Company entered into a note payable agreement with an unrelated company with a conversion option. The principal amount of $200,000, which is unsecured, together with interest at 9% was due June 15, 2020. In lieu of cash repayment, the outstanding principal amount of the note, plus all accrued unpaid interest may be converted at the option of the party, in whole or in part, into shares of Common Stock. As of the December 31, 2020, the note had a balance of $200,000. The note and accrued interest were paid in full in the first quarter of 2021.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $500,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. On April 14, 2022, the Company entered into a Debt modification agreement with the note holder, extending the maturity to July 31, 2022. The extension was executed in exchange for consideration of warrants exchangeable for 400,000 shares of common stock at a price of $1.50 per share issued to the debt holders on January 28, 2022. See Note 5 for details of warrants. In December of 2022, a $500,000 payment was made, along with an interest payment of $135,671, which satisfied the note in full.

In January 2020, the Company entered into a Senior Secured Note agreement with a related party stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note was $0 and $0 as of December 31, 2022 and 2021, respectively.

In January 2020, the Company entered into another Senior Secured Note agreement with a stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note is $0 and $0 as of as of December 31, 2022 and 2021, respectively.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $333,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note was $0 and $0 as of December 31, 2022 and 2021, respectively.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $167,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. On April 14, 2022, the Company entered into a Debt modification agreement with the note holder, extending the maturity to July 31, 2022. The extension was executed in exchange for consideration of warrants exchangeable for 250,000 shares of common stock at a price of $1.50 per share issued to the debt holders on January 28, 2022. See Note 5 for details of warrants. In July of 2022, a $50,000 payment was made toward principal. In November of 2022, a $117,000 payment was made, along with an interest payment of $42,893, which satisfied the note in full.

In September 2020, the Company entered a non-interest bearing, unsecured note agreement with two shareholders for $104,000 with an unspecified due date. The note was converted to equity in June 2021. The balance was $0 and $0 as of December 31, 2022, and 2021, respectively.

In September 2021, as part of a termination of a license agreement with Purple BioTech (“Purple”), the Company issued a convertible note in the principal amount of $1,500,000 that is payable on or before February 2023, bearing interest of 5% per annum and convertible in whole or in part at any time by Purple into shares of Common Stock of the Company. The conversion price is $5 per share of common stock, subject to certain adjustments under such terms and conditions as agreed between the parties. The Company may prepay the principal amount of the Note plus accrued and unpaid interest at any time, prior to the Maturity Date. Inventory, which has been fully written-off on the Company’s balance sheet, will be transferred back to Purple at Purple’s cost. The Company is in compliance with the debt agreement as of December 31, 2022. As of March 2023, the loan is currently in default.

Loans under the CARES Act -- On May 6, 2020, the Company received loan proceeds in the amount of approximately $77,500 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In February 2021, an additional $77,595 was received by the Company under the second round of PPP (“PPP2”). The Company has used the proceeds for purposes consistent with its intended use. Both the PPP and the PPP2 loans were forgiven in full, along with accrued interest, during 2021. The balance of the notes was $0 and $0 as of December 31, 2022 and 2021, respectively.

On July 8, 2020, the Company received a loan of $150,000 from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly in the amount of $731. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. Installment payments have been deferred by the SBA until January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of December 31, 2022 and 2021.

Maturities of long-term debt are as follows for the years ended December 31,

2023	$–
2024	–
2025	–
2026	–
2027	1,420
Thereafter	148,580
Total long-term debt	$150,000

Derivative Liability Warrants -

At December 31, 2022 and 2021, there were (i) 7,500,000 public warrants (the “Public Warrants”) outstanding that were issued as part of Bull Horn’s November 2020 initial public offering, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share and (ii) 3,750,000 private warrants (the “Private Placement Warrants”) outstanding that were issued to our sponsor Bull Horn Holdings Sponsor LC and the underwriters in Bull Horn’s initial public offering November 2022, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share. These warrants became exercisable on the consummation of our Business Combination in October 2022. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

•	at any time while the Public Warrants are exercisable,

•	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

•	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.50 per share, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

•	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants only allow the holder thereof to one ordinary share. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The Company accounts for its Public Warrants and Private Placement Warrants as liabilities as set forth in ASC 815-40-15-7D and 7F. See below for details over the methodology and valuation of the Warrants.

The Company follows the guidance in ASC Topic 820, Fair Value Measurement for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Warrant Liability – Public Warrants	1	$750,000	$2,398,500
Warrant Liability – Private Placement Warrants	3	$375,000	$2,398,500

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2022	December 31, 2021
Risk-free interest rate	3.97%	1.14%
Expected volatility	67.1%	12.3%
Exercise price	$11.50	$11.50
Stock Price	$1.53	$10.00

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$10,350,000	$10,350,000	$20,700,000
Change in valuation inputs	(7,951,500)	(7,951,500)	(15,903,000)
Fair value as of December 31, 2021	2,398,500	2,398,500	4,797,000
Change in valuation inputs	(2,023,500)	(1,648,500)	(3,672,000)
Fair value as of December 31, 2022	$375,000	$750,000	$1,125,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the years ended December 31, 2022 and 2021.

NOTE 5 – CAPITAL STRUCTURE

As of December 31, 2022, the total number of shares of stock which the corporation shall have authority to issue is 160,000,000 shares, of which 150,000,000 shares of $0.0001 par value shall be designated as Common Stock and 10,000,000 shares of $0.0001 shall be designated as Preferred Stock. The Preferred Stock authorized by the Company’s Articles of Incorporation may be issued in one or more series. The Board of Directors of the Corporation is authorized to determine or alter the rights, preferences, privileges, and restrictions granted or imposed upon any wholly unissued series of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation and par value of any series and to fix the numbers of shares of any series.

Common Stock - As of December 31, 2022 the Company had 19,566,839 shares of its common stock issued and outstanding, and on December 31, 2021 the Company had 12,492,050 shares of its common stock issued and 12,381,287 outstanding. All references to the common shares outstanding have been retroactively adjusted to reflect the stock split unless stated otherwise.

In 2022 and 2021, Coeptis Therapeutics Holdings, Inc., raised capital by issuance of common stock above the stated par value. The contributed capital recognized as additional paid in capital during the years ended December 31, 2022 and 2021 was $3,271,487 and $10,136,500, respectively. During the years ended December 31, 2022 and 2021, there were $0 in capital distributions.

Treasury Stock – As part of the Merger in February of 2021, Coeptis Therapeutics, inc., our wholly-owned subsidiary, repurchased 110,762 shares of its common stock previously held by shareholders of Vinings Holdings Inc. (the former name of Coeptis Therapeutics, Inc.). The stock was recorded at the cost paid for it, of $247,165 and held as Treasury stock for the duration of 2021. Subsequent to year end, the Company retired the 110,762 shares of Treasury Stock, as of February 18, 2022.

Preferred Stock - As of December 31, 2022 and 2021 the Company had no shares of preferred stock issued and outstanding. As of December 31, 2021, Coeptis Therapeutics, Inc, our wholly-owned subsidiary, had 8,000 shares of its Series B Preferred Stock issued and outstanding. The Series B Preferred Stock was converted into common equity immediately prior to the consummation of the Business Combination, and the shares of common stock received in such conversion were exchanged for shares of common stock in the Company at the closing of the Business Combination.

Common Stock Warrants –

As a result of the Merger on October 28, 2022, all surviving warrants from Coeptis Therapeutics, Inc. were converted using a 2.9685:1 ratio, and became exercisable to acquire shares of the Company’s common stock.

On November 23, 2020, Coeptis Therapeutics, Inc. (under its prior name Vinings Holdings Inc.) issued a class A and a class B warrant to Coral Investment Partners, LP (“CIP”), with each warrant granting CIP the right to purchase 500,000 shares of common stock at a price of $2 for Class A or $5 for Class B. The warrants expire on November 30, 2023. The warrants also contain a cashless exercise provision and contain anti-dilution provisions. In October 2021, the Company was notified by the warrant holder that they intend to exercise its right to purchase shares of the Company under these warrants. However, the required cash payment has not been received, and as of December 31, 2022, all warrants remain outstanding, exercisable to acquire 336,869 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 1 - On May 28, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 500,000 shares of common stock at a price of $1 per share, 500,000 shares at $2 per share, and 500,000 shares at $5 per share. The warrants expire on June 1, 2026. As part of the call, 2,500 warrants at $1 per share were exercised on July 28, 2022. As of December 31, 2022, the remaining warrants outstanding are exercisable to acquire 504,461 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 2 - On July 30, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1 per share, 100,000 shares at $2 per share, and 100,000 shares at $5 per share. The warrants expire on July 26, 2026. As part of the call, 5,000 warrants at $1 per share were exercised on March 1, 2022, and 195,000 warrants at $1 per share and 75,000 warrants at $2 per share were exercised on June 27, 2022. 25,000 warrants at $2 per share expired on September 13, 2022 as a result of the call. As of December 31, 2022, the remaining warrants outstanding are exercisable to acquire 33,687 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

On September 22, 2021, Coeptis Therapeutics, Inc. issued a warrant in conjunction with the termination of the license right (see Note 3) with Purple, granting Purple the right to purchase 300,000 shares of common stock at $5 per share, subject to certain adjustments. During 2021, the Company recorded $1,897,585 as general and administrative expense in condensed consolidated statement of operations upon immediate vesting of the Warrant. The warrant was valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price of $5.00 per share, 2) fair value of $6.50 per share, 3) discount rate of 0.48%, 3) dividend rate of 0%, and 4) a term of 3 years. As of December 31, 2022, all warrants remain outstanding and are exercisable to acquire 101,061 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 3 – On December 20, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for services to be provided, granting the warrant holder the right to purchase 600,000 shares of common stock at a price of $1 per share. The warrants expire on December 20, 2026. As part of the call, 300,000 of the warrants were transferred to Warrant Holder 4, and 175,000 of the warrants were transferred to Warrant Holder 5. The remaining 115,000 warrants at $1 per share were exercised on August 19, 2022, and 10,000 warrants at $1 per share expired on September 13, 2022 as a result of the call. As of December 31, 2022, there are no warrants outstanding.

Warrant Holder 4 – On July 13, 2022, Warrant Holder 3 transferred 300,000 warrants to Warrant Holder 4 with the same terms. As part of a call, 300,000 warrants at $1 per share were exercised on August 19, 2022. As of December 31, 2022, there are no warrants outstanding.

Warrant Holder 5 – On September 6, 2022, Warrant Holder 3 transferred 175,000 warrants to Warrant Holder 5 with the same terms, and Warrant Holder 9 transferred 200,000 to Warrant Holder 5 with the same terms. As of December 31, 2022, all warrants remain outstanding and are exercisable to acquire 126,326 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 6 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification. As of December 31, 2022, all warrants remain outstanding and are exercisable to acquire 84,217 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022

Warrant Holder 7 - On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 400,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification. As of December 31, 2022, all warrants remain outstanding and are exercisable to acquire 134,747 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 8 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 775,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 775,000 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2022, there are no warrants outstanding.

Warrant Holder 9 - On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, all 200,000 warrants at $1.50 per share were transferred to Warrant Holder 5. As of December 31, 2022, there are no warrants outstanding.

Warrant Holder 10 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 350,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 53,334 warrants at $1.50 per share were exercised on March 1, 2022, 50,000 warrants at $1.50 per share were exercised on August 19, 2022 and 246,666 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2022, there are no warrants outstanding.

Warrant Holder 11 - On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 150,000 shares of common stock at a price of $1 per share and 150,000 shares at $2 per share. The warrants expire on January 31, 2024. On April 14, 2022, the Company issued an additional warrant in exchange for professional services, granting the warrant holder the right to purchase an additional 170,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As of December 31, 2022, all warrants remain outstanding and are exercisable to acquire 158,328 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 12 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 1,018,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on August 19, 2022, and 918,050 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2022, there are no warrants outstanding.

Warrant Holder 13 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 225,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 15,000 warrants at $1.50 per share were exercised on March 1, 2022, and 210,000 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2022, there are no warrants outstanding.

Warrant Holder 14 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1 per share were exercised on August 19, 2022. As of December 31, 2022, there are no warrants outstanding.

Warrant Holder 15 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2022, there are no warrants outstanding.

Warrant Holder 16 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 25,000 warrants at $1.50 per share were exercised on June 27, 2022, and 75,000 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2022, there are no warrants outstanding.

Warrant Holder 17 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 52,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 52,050 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2022, there are no warrants outstanding.

Warrant Holder 18 - On March 30, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $3 per share. The warrants expire on March 30, 2024. As of December 31, 2022, all warrants remain outstanding and are exercisable to acquire 84,217 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 19 - On March 30, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 300,000 shares of common stock at a price of $1.50 per share. The warrants expire on April 1, 2027. As part of the call, 300,000 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2022, there are no warrants outstanding.

The warrants issued since May 28, 2021 and as of December 31, 2022 were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price ranging from $1.00 to $5.00 per share, 2) fair value ranging from $4.80 to $6.00 per share, 3) discount rate ranging from 1.15% to 2.31%, 3) dividend rate of 0%, and 4) a term ranging from 2 to 5 years.

On April 19, 2022, Coeptis Therapeutics, Inc. initiated a warrant conversion call for certain warrants and on April 20, 2022, for additional warrants. The original expiration for the warrant conversions was set as May 19, 2022, and May 20, 2022. The expiration date was extended and moved to June 30, 2022. A second extension moved the expiration to July 15, 2022, and the third extension moved the expiration date for the warrant conversions to August 1, 2022. The final extension was extended and moved to September 13, 2022. Warrants that were part of the call and not exercised by this date expired.

		$1.00	$1.50	$2.00	$3.00	$5.00
Warrant contract	# Shares	$2.97	$4.45	$5.94	$8.91	$14.84
Coral Investment Partners Warrants	1,000,000	–	–	500,000	–	500,000
Coral Investment Partners Warrants, as converted	336,869	–	–	168,434	–	168,434

Warrant Holder 1	1,500,000	500,000	–	500,000	–	500,000
July 28, 2022	(2,500)	(2,500)	–	–	–	–
	1,497,500	497,500	–	500,000	–	500,000
Warrant Holder 1, as converted	504,461	167,592	–	168,434	–	168,434

Warrant Holder 2	400,000	200,000	–	100,000	–	100,000
March 1, 2022	(5,000)	(5,000)	–	–	–	–
June 27, 2022	(270,000)	(195,000)	–	(75,000)	–	–
Expired - September 13, 2022	(25,000)	–	–	(25,000)	–	–
	100,000	–	–	–	–	100,000
Warrant Holder 2, as converted	33,687	–	–	–	–	33,687

Purple BioTech	300,000	–	–	–	–	300,000
Purple BioTech, as converted	101,061	–	–	–	–	101,061

Warrant Holder 3	600,000	600,000	–	–	–	–
Transfer to Warrant Holder 4	(300,000)	(300,000)	–	–	–	–
Transfer to Warrant Holder 5	(175,000)	(175,000)	–	–	–	–
August 19, 2022	(115,000)	(115,000)	–	–	–	–
Expired - September 13, 2022	(10,000)	(10,000)	–	–	–	–
	–	–	–	–	–	–
Warrant Holder 3, as converted	–	–	–	–	–	–

Warrant Holder 4
Transfer from Warrant Holder 3	300,000	300,000	–	–	–	–
August 19, 2022	(300,000)	(300,000)	–	–	–	–
	–	–	–	–	–	–
Warrant Holder 4, as converted	–	–	–	–	–	–

Warrant Holder 5
Transfer from Warrant Holder 3	175,000	175,000	–	–	–	–
Transfer from Warrant Holder 9	200,000	–	200,000	–	–	–
	375,000	175,000	200,000	–	–	–
Warrant Holder 5, as converted	126,326	58,952	67,374	–	–	–

Warrant Holder 6	250,000	–	250,000	–	–	–
Warrant Holder 6, as converted	84,217	–	84,217	–	–	–

Warrant Holder 7	400,000	–	400,000	–	–	–
Warrant Holder 7, as converted	134,747	–	134,747	–	–	–

Warrant Holder 8	775,000	–	775,000	–	–	–
September 14, 2022	(775,000)	–	(775,000)	–	–	–
	–	–	–	–	–	–
Warrant Holder 8, as converted	–	–	–	–	–	–

Warrant Holder 9	200,000	–	200,000	–	–	–
Transfer to Warrant Holder 5	(200,000)	–	(200,000)	–	–	–
	–	–	–	–	–	–
Warrant Holder 9, as converted	–	–	–	–	–	–

Warrant Holder 10	350,000	–	350,000	–	–	–
March 1, 2022	(53,334)	–	(53,334)	–	–	–
August 19, 2022	(50,000)	–	(50,000)	–	–	–
September 14, 2022	(246,666)	–	(246,666)	–	–	–
	–	–	–	–	–	–
Warrant Holder 10, as converted	–	–	–	–	–	–

Warrant Holder 11	300,000	150,000	–	150,000	–	–
April 14, 2022	170,000	–	170,000	–	–	–
	470,000	150,000	170,000	150,000	–	–
Warrant Holder 11, as converted	158,328	50,530	57,268	50,530	–	–

Warrant Holder 12	1,018,050	–	1,018,050	–	–	–
August 19, 2022	(100,000)	–	(100,000)	–	–	–
September 14, 2022	(918,050)	–	(918,050)	–	–	–
	–	–	–	–	–	–
Warrant Holder 12, as converted	–	–	–	–	–	–

Warrant Holder 13	225,000	–	225,000	–	–	–
March 1, 2022	(15,000)	–	(15,000)	–	–	–
September 14, 2022	(210,000)	–	(210,000)	–	–	–
	–	–	–	–	–	–
Warrant Holder 13, as converted	–	–	–	–	–	–

Warrant Holder 14	100,000	100,000	–	–	–	–
August 19, 2022	(100,000)	(100,000)	–	–	–	–
	–	–	–	–	–	–
Warrant Holder 14, as converted	–	–	–	–	–	–

Warrant Holder 15	100,000	–	100,000	–	–	–
September 14, 2022	(100,000)	–	(100,000)	–	–	–
	–	–	–	–	–	–
Warrant Holder 15, as converted	–	–	–	–	–	–

Warrant Holder 16	100,000	–	100,000	–	–	–
June 27, 2022	(25,000)	–	(25,000)	–	–	–
September 14, 2022	(75,000)	–	(75,000)	–	–	–
	–	–	–	–	–	–
Warrant Holder 16, as converted	–	–	–	–	–	–

Warrant Holder 17	52,050	–	52,050	–	–	–
September 14, 2022	(52,050)	–	(52,050)	–	–	–
	–	–	–	–	–	–
Warrant Holder 17, as converted	–	–	–	–	–	–

Warrant Holder 18	250,000	–	–	–	250,000	–

Warrant Holder 18, as converted	84,217	–	–	–	84,217	–

Warrant Holder 19	300,000	–	300,000	–	–	–
	(300,000)	–	(300,000)	–	–	–
	–	–	–	–	–	–
Warrant Holder 19, as converted	–	–	–	–	–	–

Total warrants outstanding for purchase of shares:	4,642,500	822,500	1,020,000	1,150,000	250,000	1,400,000
Total warrants outstanding for purchase of shares, as converted:	1,563,912	277,074	343,606	387,399	84,217	471,616

Options/Stock Awards - There were no stock options outstanding at December 31, 2022. The Company has subsequently granted options to purchase an aggregate of 1,357,500 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $1.63 per share. The Company has also granted a stand-alone option to a former employee to purchase up to 100,000 shares of our common stock at an exercise price of $10 per share.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space under an operating lease commencing December 1, 2017 through November 30, 2019 and a first lease extensions commending December 1, 2019 through May 31, 2020. The second lease extension extends the lease for twenty-four months, beginning on June 1, 2020 and ending on May 31, 2022. The third lease extension extends the lease for twenty-four months, beginning on June 1, 2022 and ending on May 31, 2024. The monthly rent is $3,750. On January 1, 2019, the Company adopted ASC Topic 842, Leases, requiring this lease to be recorded as an asset and corresponding liability on its consolidated balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During both the years ended December 31, 2022 and 2021, rents paid totaled $45,000.

Future minimum rental payments required under the lease are as follows:

2023	$45,000
2024	18,750
Total minimum lease payments:	63,750
Less amount representing interest	(7,409)
Present value of minimum lease payments:	$56,341

As of December 31, 2022, the Company had recorded a right of use asset of $58,914, and current and non-current lease liabilities of $41,618 and $14,723, respectively.

Legal Matters – The Company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the Company’s consolidated financial statements.

Royalty Obligations - In connection with the product licensing agreement discussed in Note 3, the Company owed a minimum royalty payment of $1,000,000 following the first year of product sales. A minimum royalty amount was also due in subsequent years. This agreement was terminated and settled in September 2021. As of December 31, 2022 and 2021, liabilities of $0 and $0, respectively, were recorded to reflect the minimum future royalty payments.

Royalty Advances - In the year ended December 31, 2020, the Company received royalty advances on future product sales from its pharmaceutical marketing partner. These cumulative advances were recorded as deferred revenue of $1,000,000 at June 30, 2021. In August 2021, the Company terminated its agreement with its marketing partner. As part of the termination settlement, the payments made to Coeptis as advance of royalty payments on product sales were deemed forfeited by the marketing partner, and to remain as payments to Coeptis for the licensing rights. As such, advances totaling $1,000,000 were recognized as licensing income in Other Income for the year ended December 31, 2021. There were no royalty advances in the years ended December 31, 2022 and 2021.

Potential Asset Acquisition — On April 6, 2022, the Company entered into a strategic agreement with Statera Biopharma, Inc. (“Statera”) (Nasdaq: STAB) giving Coeptis the exclusive right to negotiate a definitive agreement related to the acquisition by Coeptis of Statera’s toll-like receptor 5 (TLR5) agonist platform, including entolimod, a clinical-stage product currently being developed as a treatment for acute radiation syndrome. In August 2022 the Company and Statera mutually agreed to terminate the strategic agreement.

University of Pittsburgh Option Agreement - On April 29, 2022, the Company entered into an exclusive option agreement with University of Pittsburgh for rights to three chimeric antigen receptor T cell (CAR-T) technologies that offer the potential to address a range of hematologic and solid tumors. Among the initial cancer indications under development are pre-clinical programs targeting breast cancer and ovarian cancer. The exclusive option agreement involves the intellectual property rights to three technologies jointly developed in the laboratories of Jason Lohmueller, Ph.D., Assistant Professor of Immunology; Alexander Deiters, Ph.D., Professor of Chemistry; and Olivera Finn, Ph.D., Professor of Immunology: 1) mSA2 affinity-enhanced biotin-binding CAR, 2) universal self-labeling SynNotch and CARs for programable antigen-targeting, and 3) conditional control of universal CAR-T cells through stimulus-reactive adaptors. Per the option agreement, the Company paid the University of Pittsburgh a non-refundable fee of $5,000 for the exclusive option to license the patent rights to each of the three technologies. The Company had until December 31, 2023, to exercise the options and pay the specified exercise considerations. The option agreement may be extended an additional six months, subject to the agreement of both parties.

CAR T License - On August 31, 2022, the Company entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. The Company paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology. Under the terms of the agreement, the Company has been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, the Company paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement) and royalties equal to 3.5% of net sales. On January 25, 2023, the Company entered into a corporate research agreement with the University of Pittsburgh for the pre-clinical development of SNAP-CART cells targeting HER2. The Company agreed to pay $716,714 for performance-based milestones.

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

NOTE 7 - 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the years ended December 31, 2022 and 2021, no employer contributions were made.

NOTE 8 – INCOME TAXES

The Company has established deferred tax assets and liabilities for the recognition of future deductions or taxable amounts and operating loss carry forward. Deferred tax assts and liabilities for the recognition of future deductions or taxable amounts and operating loss carry forwards. Deferred federal and state income tax expense or benefit is recognized as a result of the change in the deferred tax asset or liability during the year using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amount that will more likely than not be realized.

During the years ended December 31, 2022 and 2021, a reconciliation of income tax benefit at the statutory rate of 31% to income tax benefit at the Company’s effective tax rate is as follows:

	2022	2021
Income tax benefit at statutory rate	$11,648,000	$7,130,000
Change in valuation allowance	(11,648,000)	(7,130,000)

Provision for federal/state income taxes	$–	$–

The income tax provision differs from the expense that would result from applying federal statutory rates to income before income taxes as follows:

	2022			2021

Expected federal statutory income tax provision/rate	$(7,906,850)	(21.0%	)	$(4,830,000)	(21.0%	)
State income taxes, net of federal benefit	(3,765,167)	(10.0%	)	(2,300,000)	(10.0%	)
Other	24,017	0.2%		–	–

Income tax benefit at statutory rate	$(11,648,000)	(30.8%	)	$(7,130,000)	(31.0%	)
Change in valuation allowance	11,648,000	30.8%		7,130,000	31.0%
Provision for income taxes (benefit)	$–	–		$–	–

The Company’s calculation of net operating loss carryforwards:

	As of December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$18,429,000	$7,130,000
Derivative liability warrants	349,000	–
Total deferred tax assets	18,778,000	7,130,000
Less valuation allowance	(18,778,000)	(7,130,000)
Net deferred tax liabilities	$–	$–

At December 31, 2022, the Company has approximately $59,000,000 of unused net operating loss carry forwards. Unused net operating loss carry forwards may provide future benefits, although there can be no assurance that these net operating losses will be realized in the future. The tax benefits of these loss carry forwards have been fully offset by a valuation allowance. These losses may be used to offset future taxable income and will carry forward indefinitely.

NOTE 9 – SUBSEQUENT EVENTS

Management has performed a review of items occurring after year end to determine if there were any that would require adjustment to in disclosure in the accompanying consolidated financial statements noting no such items other than the following:

On January 3 and 20, 2022, the Company issued warrants to various shareholders giving them the right to purchase a total of 350,000 shares, with strike prices between $1.90 and $2.50. The warrants expire January 2027.

On January 25, 2023, the Company entered into a corporate research agreement with the University of Pittsburgh for the pre-clinical development of SNAP-CART cells targeting HER2. The Company agreed to pay $716,714 for performance-based milestones.

On January 27, 2023, the Company subsequently granted options to purchase an aggregate of 1,357,500 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $1.63 per share. The Company has also granted a stand-alone option to a former employee to purchase up to 100,000 shares of our common stock at an exercise price of $10 per share.

On February 14, 2023, the Company filed Form S-1: General form for Registration of Securities with the Securities and Exchange Commission, to register shares of its common stock in connection with a potential public offering. As of the date hereof, the S-1 has not been declared effective by the Securities and Exchange Commission.

