Form 10-Q
period 2023-03-31
Coeptis Therapeutics Holdings, Inc.
filed 2023-05-15
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _____________ to _____________

Commission File No. 001-39669

COEPTIS THERAPEUTICS HOLDINGS, INC.

Delaware	98-1465952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Bradford Rd, Suite 420

Wexford, Pennsylvania 15090

(724) 934-6467

coeptistx.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	COEP	Nasdaq Global Market
Warrants, each whole warrant exercisable for one-half of one share of Common Stock for $11.50 per whole share	COEPW	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of May 12, 2023, was 21,441,036.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2023

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II -- OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES	30

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULHORN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	As of
	March 31, 2023	December 31, 2022
CURRENT ASSETS
Cash	$2,106,832	$3,791,302
Accounts receivable	–	8,075
Prepaid assets, current portion	169,148	142,356
TOTAL CURRENT ASSETS	2,275,980	3,941,733

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	13,004	12,695
Furniture and fixtures, net	12,233	12,542

OTHER ASSETS
Prepaid insurance	300,832	348,333
License right, net of accumulated amortization	3,304,167	3,554,167
Right of use asset, net of accumulated amortization	49,065	58,914
Total other assets	3,654,064	3,961,414
TOTAL ASSETS	$5,942,277	$7,915,689

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$242,453	$99,021
Accrued expenses	205,044	181,998
Notes payable, current portion	1,500,000	1,500,000
Right of use liability, current portion	31,561	41,618
TOTAL CURRENT LIABILITIES	1,979,058	1,822,637

LONG TERM LIABILITIES
Note payable	150,000	150,000
Derivative liability warrants	2,512,500	1,125,000
Right of use liability, non-current portion	14,723	14,723
TOTAL LONG TERM LIABILITIES	2,677,223	1,289,723
TOTAL LIABILITIES	4,656,281	$3,112,360

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, -0- and -0- shares issued and outstanding, respectively	–	–
Common stock, $0.0001 par value, 150,000,000 shares authorized, 20,941,036 shares issued and outstanding at March 31, 2023, and 19,566,839 shares outstanding at December 31, 2022	2,094	1,957
Additional paid-in capital	74,171,869	70,541,095
Common stock subscribed	720,000	–
Accumulated deficit	(73,607,967)	(65,739,723)
TOTAL STOCKHOLDERS' EQUITY	1,285,996	4,803,329
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,942,277	$7,915,689

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	3 Months Ended
	March 31, 2023	March 31, 2022
SALES
Consulting services	$–	$–
Sales	–	–
Total sales	–	–
Cost of goods, including inventory obsolescence	–	–
Gross profit	–	–

COST OF OPERATIONS
Research and development	25,740	–
General and administrative expenses	6,423,622	15,715,315
Total operating expenses	6,449,362	15,715,315

LOSS FROM OPERATIONS	(6,449,362)	(15,715,315)

OTHER INCOME (EXPENSE)

Interest expense	(31,417)	(55,819)
Other income	35	–
Change in fair value of derivative liability warrants	(1,387,500)	–
Loss on extinguishment of debt	–	(3,408,559)
TOTAL OTHER EXPENSE, NET	(1,418,882)	(3,464,378)

LOSS BEFORE INCOME TAXES	(7,868,244)	(19,179,693)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–
NET LOSS	$(7,868,244)	$(19,179,693)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(0.39)	$(1.52)

Weighted average number of common shares outstanding	20,084,169	12,606,099

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

					ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2021*	8,000	1	12,492,050	1,196	30,146,728	–	(247,165)	(27,550,126)	2,350,634

Shares issued for cash*	–	–	142,158	14	1,265,986	–	–	–	1,266,000

Shares issued for services*	–	–	397,505	40	3,539,960	–	–	–	3,540,000

Retirement of shares	–	–	(110,762)	–	(247,165)	–	247,165	–	–

Warrants converted to shares*	–	–	24,704	2	107,498	2,500	–	–	110,000

Warrants issued for services	–	–	–	–	10,841,695	–	–	–	10,841,695

Warrants issued for extinguishment of debt	–	–	–	–	3,408,559	–	–	–	3,408,559

Net income (loss)	–	–	–	–	–	–	–	(19,179,693)	(19,179,693)

BALANCE AT MARCH 31, 2022*	8,000	1	12,945,654	1,252	49,063,261	2,500	–	(46,729,819)	2,337,195

BALANCE AT DECEMBER 31, 2022	–	–	19,566,839	1,957	70,541,095	–	–	(65,739,723)	4,803,329

Shares issued for cash	–	–	–	–	–	–	–	–	–

Shares issued and subscribed for services	–	–	1,374,197	137	2,396,677	720,000	–	–	3,116,814

Warrants issued for services	–	–	–	–	1,111,706	–	–	–	1,111,706

Stock based compensation	–	–	–	–	122,391	–	–	–	122,391

Net income (loss)	–	–	–	–	–	–	–	(7,868,244)	(7,868,244)

BALANCE AT MARCH 31, 2023	–	–	20,941,036	2,094	74,171,869	720,000	–	(73,607,967)	1,285,996

* Retroactively adjusted to reflect the impact of the 1 for 2.96851721 reverse stock split from October 28, 2022

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended
	March 31, 2023	March 31, 2022
OPERATING ACTIVITIES

Net loss	$(7,868,244)	$(19,179,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	250,309	250,346
Change in fair value of derivative liability warrants	1,387,500	–
Stock based compensation	122,391	–
Shares issued for services	2,396,814	3,540,000
Shares subscribed for services	720,000	–
Warrants issued for extinguishment of debt	1,111,706	3,408,559
Warrants issued for services	–	10,841,695
(Increase) decrease in:
Accounts receivable	8,075	–
Prepaid expenses	20,709	–
Right of use asset/liability	(208)	1,251
Increase (decrease) in:
Accounts payable	143,432	110,701
Accrued expenses	23,046	65,413
NET CASH USED IN OPERATING ACTIVITIES	(1,684,470)	(961,729)

INVESTING ACTIVITIES

Purchase of license right	–	–
Purchase of property and equipment	–	–
NET CASH USED IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES

Repayment of notes payable	–	(250,000)
Shares issued for cash	–	1,266,000
Shares issued for cash for the conversion warrants	–	107,500
Cash received for stock subscription	–	2,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	1,126,000
NET INCREASE (DECREASE) IN CASH	(1,684,470)	164,271
CASH AT BEGINNING OF PERIOD	3,791,302	2,179,558
CASH AT END OF PERIOD	$2,106,832	$2,343,829

SUPPLEMENTAL DISCLOSURES

Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULLHORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2023 and 2022 (unaudited)

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on March 29, 2023.

As a result of the Merger, the condensed consolidated financial statements included in this report reflect (1) the historical operating results of Coeptis prior to the Merger; (2) the combined results of the Company and Coeptis following the closing of the Merger; (3) the assets and liabilities of Coeptis at their historical cost; and (4) the Company’s equity structure for all periods presented.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of Coeptis Therapeutics Holdings Inc. (formerly Bullhorn Holdings, Inc.), Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc. and its wholly-owned subsidiary, Coeptis Pharmaceuticals, LLC. All material intercompany accounts, balances and transactions have been eliminated.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023. There have been no material changes to the significant accounting policies during the three month period ended March 31, 2023, except for items mentioned below.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Employee and Non-Employee Share-Based Compensation –

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options equity awards issued to employees and non-employees based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based option awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in the Company’s consolidated statements of operations. The Company recognizes share-based award forfeitures as they occur.

The Company estimates the fair value of granted option equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on volatility of the Company. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations of the Company.

Adoption of New Accounting Pronouncements

During the quarter ended March 31, 2023 and 2022, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Going Concern – The accompanying financial statements have been prepared in conformity with GAAP in the United States of America, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of the quarter ended March 31, 2023, the Company had accumulated deficit of $73,607,967. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

During the year ended December 31, 2021, the Company and VyGen-Bio, Inc. (“Vy-Gen”) entered into agreements to jointly develop and commercialize two Vy-Gen product candidates, CD38-GEAR-NK and CD38-Diagnostic (the “CD38 Assets”). The Company paid $1,750,000 and issued promissory notes totaling $3,250,000 to Vy-Gen in accordance with the agreements. The collaboration arrangement provides the right for the Company to participate, under the direction of a joint steering committee, in the development and commercialization of the CD38 Assets and a 50/50 profit share, with the profit share subject to contingent automatic downward adjustment up to 25% upon an event of default in connection with the promissory notes. The Company capitalized $5,000,000 to be amortized over a five-year period in which the CD38 Assets are expected to contribute to future cash flows. In March of 2022, a $250,000 payment was made toward the promissory notes. In November of 2022, a $1,500,000 payment was made toward the promissory notes, and the accrued interest was forgiven. As of March 31, 2023, the balance due under the two promissory notes totaled $0. The Company is in compliance with the option agreement as of March 31, 2023.

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

Loans under the CARES Act -- On May 6, 2020, the Company received loan proceeds in the amount of approximately $77,500 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In February 2021, an additional $77,595 was received by the Company under the second round of PPP (“PPP2”). The Company has used the proceeds for purposes consistent with its intended use. Both the PPP and the PPP2 loans were forgiven in full, along with accrued interest, during 2021. The balance of the notes was $0 and $0 as of March 31, 2023 and 2022, respectively.

On July 8, 2020, the Company received a loan of $150,000 from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly in the amount of $731. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. Installment payments have been deferred by the SBA until January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of March 31, 2023 and 2022.

Maturities of long-term debt are as follows for the years ended December 31,

2023	$–
2024	–
2025	–
2026	–
2027	1,687
Thereafter	148,313
Total long-term debt	$150,000

Derivative Liability Warrants -

At March 31, 2023, there were (i) 7,500,000 public warrants (the “Public Warrants”) outstanding that were issued as part of Bull Horn’s November 2020 initial public offering, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share and (ii) 3,750,000 private warrants (the “Private Placement Warrants”) outstanding that were issued to our sponsor Bull Horn Holdings Sponsor LC and the underwriters in Bull Horn’s initial public offering November 2020, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share. These warrants became exercisable on the consummation of our Business Combination in October 2022. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Warrant Liability – Public Warrants	1	$1,125,000	$750,000
Warrant Liability – Private Placement Warrants	3	$1,387,500	$375,000

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.61%	3.97%
Expected volatility	83.2%	67.1%
Exercise price	$11.50	$11.50
Stock Price	$1.44	$1.53

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$375,000	$750,000	$1,125,000
Change in valuation inputs	1,012,500	375,000	1,387,500
Fair value as of March 31, 2023	$1,387,500	$1,125,000	$2,512,500

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the quarter ended March 31, 2023.

NOTE 5 – CAPITAL STRUCTURE

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

Common Stock - As of March 31, 2023 the Company had 20,941,036 shares of its common stock issued and outstanding, and on December 31, 2022 the Company had 19,566,839 shares of its common stock issued and outstanding. All references to the common shares outstanding have been retroactively adjusted to reflect the stock split unless stated otherwise.

In 2022, Coeptis Therapeutics Holdings, Inc., raised capital by issuance of common stock above the stated par value. The contributed capital recognized as additional paid in capital during the quarters ended March 31, 2023 and 2022 was $0 and $1,265,986, respectively. During the quarters March 31, 2023 and 2022, there were $0 in capital distributions.

Treasury Stock – As part of the Merger in February of 2021, Coeptis Therapeutics, Inc., our wholly-owned subsidiary, repurchased 110,762 shares of its common stock previously held by shareholders of Vinings Holdings Inc. (the former name of Coeptis Therapeutics, Inc.). The stock was recorded at the cost paid for it, of $247,165 and held as Treasury stock for the duration of 2021. Subsequent to year end, the Company retired the 110,762 shares of Treasury Stock, as of February 18, 2022. There is no treasury stock at March 31, 2023.

Preferred Stock - As of March 31, 2023 the Company had no shares of preferred stock issued and outstanding. As of March 31, 2022, Coeptis Therapeutics, Inc., our wholly-owned subsidiary, had 8,000 shares of its Series B Preferred Stock issued and outstanding. The Series B Preferred Stock was converted into common equity immediately prior to the consummation of the Business Combination, and the shares of common stock received in such conversion were exchanged for shares of common stock in the Company at the closing of the Business Combination.

Stock Based Compensation –

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2022	–	–
Granted	1,457,500	$2.18	8.53	$–
Forfeited	–	–
Exercised	–	–
Outstanding at March 31, 2023	1,457,500	$2.18	8.53	$–

For the three months ended March 31, 2023 and 2022, the Company recorded $122,391 and $0, respectively, for stock-based compensation expense related to stock options. As of March 31, 2023, unamortized stock-based compensation for stock options was $1,320,050 to be recognized through December 31, 2026.

The options granted during the three months ended March 31, 2023 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

For the three months ended March 31, 2023
Expected term, in years	5.38
Expected volatility	79.35%
Risk-free interest rate	3.66%
Dividend yield	–

Common Stock Warrants –

As a result of the Merger on October 28, 2022, all surviving warrants from Coeptis Therapeutics, Inc. were converted using a 2.9685:1 ratio, and became exercisable to acquire shares of the Company’s common stock.

On November 23, 2020, Coeptis Therapeutics, Inc. (under its prior name Vinings Holdings Inc.) issued a class A and a class B warrant to Coral Investment Partners, LP (“CIP”), with each warrant granting CIP the right to purchase 500,000 shares of common stock at a price of $2 for Class A or $5 for Class B. The warrants expire on November 30, 2023. The warrants also contain a cashless exercise provision and contain anti-dilution provisions. In October 2021, the Company was notified by the warrant holder that they intend to exercise its right to purchase shares of the Company under these warrants. However, the required cash payment has not been received, and as of March 31, 2023, all warrants remain outstanding, exercisable to acquire 336,869 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 1 - On May 28, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 500,000 shares of common stock at a price of $1 per share, 500,000 shares at $2 per share, and 500,000 shares at $5 per share. The warrants expire on June 1, 2026. As part of the call, 2,500 warrants at $1 per share were exercised on July 28, 2022. As of March 31, 2023, the remaining warrants outstanding are exercisable to acquire 504,461 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 2 - On July 30, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1 per share, 100,000 shares at $2 per share, and 100,000 shares at $5 per share. The warrants expire on July 26, 2026. As part of the call, 5,000 warrants at $1 per share were exercised on March 1, 2022, and 195,000 warrants at $1 per share and 75,000 warrants at $2 per share were exercised on June 27, 2022. 25,000 warrants at $2 per share expired on September 13, 2022 as a result of the call. As of March 31, 2023, the remaining warrants outstanding are exercisable to acquire 33,687 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

On September 22, 2021, Coeptis Therapeutics, Inc. issued a warrant in conjunction with the termination of the license right (see Note 3) with Purple, granting Purple the right to purchase 300,000 shares of common stock at $5 per share, subject to certain adjustments. During 2021, the Company recorded $1,897,585 as general and administrative expense in condensed consolidated statement of operations upon immediate vesting of the Warrant. The warrant was valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price of $5.00 per share, 2) fair value of $6.50 per share, 3) discount rate of 0.48%, 3) dividend rate of 0%, and 4) a term of 3 years. As of March 31, 2023, all warrants remain outstanding and are exercisable to acquire 101,061 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 3 – On December 20, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for services to be provided, granting the warrant holder the right to purchase 600,000 shares of common stock at a price of $1 per share. The warrants expire on December 20, 2026. As part of the call, 300,000 of the warrants were transferred to Warrant Holder 4, and 175,000 of the warrants were transferred to Warrant Holder 5. The remaining 115,000 warrants at $1 per share were exercised on August 19, 2022, and 10,000 warrants at $1 per share expired on September 13, 2022 as a result of the call. As of March 31, 2023, there are no warrants outstanding.

Warrant Holder 4 – On July 13, 2022, Warrant Holder 3 transferred 300,000 warrants to Warrant Holder 4 with the same terms. As part of a call, 300,000 warrants at $1 per share were exercised on August 19, 2022. As of March 31, 2023, there are no warrants outstanding.

Warrant Holder 5 – On September 6, 2022, Warrant Holder 3 transferred 175,000 warrants to Warrant Holder 5 with the same terms, and Warrant Holder 9 transferred 200,000 to Warrant Holder 5 with the same terms. As of March 31, 2023, all warrants remain outstanding and are exercisable to acquire 126,326 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 6 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification. As of March 31, 2023, all warrants remain outstanding and are exercisable to acquire 84,217 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022

Warrant Holder 7 - On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 400,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification. As of March 31, 2023, all warrants remain outstanding and are exercisable to acquire 134,747 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 8 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 775,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 775,000 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2023, there are no warrants outstanding.

Warrant Holder 9 - On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, all 200,000 warrants at $1.50 per share were transferred to Warrant Holder 5. As of March 31, 2023, there are no warrants outstanding.

Warrant Holder 10 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 350,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 53,334 warrants at $1.50 per share were exercised on March 1, 2022, 50,000 warrants at $1.50 per share were exercised on August 19, 2022 and 246,666 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2023, there are no warrants outstanding.

Warrant Holder 11 - On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 150,000 shares of common stock at a price of $1 per share and 150,000 shares at $2 per share. The warrants expire on January 31, 2024. On April 14, 2022, the Company issued an additional warrant in exchange for professional services, granting the warrant holder the right to purchase an additional 170,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As of March 31, 2023, all warrants remain outstanding and are exercisable to acquire 158,328 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 12 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 1,018,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on August 19, 2022, and 918,050 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2023, there are no warrants outstanding.

Warrant Holder 13 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 225,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 15,000 warrants at $1.50 per share were exercised on March 1, 2022, and 210,000 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2023, there are no warrants outstanding.

Warrant Holder 14 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1 per share were exercised on August 19, 2022. As of March 31, 2023, there are no warrants outstanding.

Warrant Holder 15 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2023, there are no warrants outstanding.

Warrant Holder 16 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 25,000 warrants at $1.50 per share were exercised on June 27, 2022, and 75,000 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2023, there are no warrants outstanding.

Warrant Holder 17 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 52,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 52,050 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2023, there are no warrants outstanding.

Warrant Holder 18 - On March 30, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $3 per share. The warrants expire on March 30, 2024. As of March 31, 2023, all warrants remain outstanding and are exercisable to acquire 84,217 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 19 - On March 30, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 300,000 shares of common stock at a price of $1.50 per share. The warrants expire on April 1, 2027. As part of the call, 300,000 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2023, there are no warrants outstanding.

Warrant Holder 20 - On January 3, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $2.50 per share. The warrants expire on January 2, 2027. As of March 31, 2023, all warrants remain outstanding.

Warrant Holder 21 - On January 3, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.90 per share. The warrants expire on January 19, 2027. As of March 31, 2023, all warrants remain outstanding.

The warrants issued since May 28, 2021 and as of March 31, 2023 were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price ranging from $1.00 to $5.00 per share, 2) fair value ranging from $4.80 to $6.00 per share, 3) discount rate ranging from 1.15% to 2.31%, 3) dividend rate of 0%, and 4) a term ranging from 2 to 5 years.

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

		$1.00	$1.50	$1.90	$2.00	$2.50	$3.00	$5.00
Warrant contract	# Shares	$2.97	$4.45		$5.94		$8.91	$14.84
Coral Investment Partners Warrants	1,000,000	–	–	–	500,000	–	–	500,000
Coral Investment Partners Warrants, as converted	336,869	–	–	–	168,434	–	–	168,434

Warrant Holder 1	1,500,000	500,000	–	–	500,000	–	–	500,000
July 28, 2022	(2,500)	(2,500)	–	–	–	–	–	–
	1,497,500	497,500	–	–	500,000	–	–	500,000
Warrant Holder 1, as converted	504,461	167,592	–	–	168,434	–	–	168,434

Warrant Holder 2	400,000	200,000	–	–	100,000	–	–	100,000
March 1, 2022	(5,000)	(5,000)	–	–	–	–	–	–
June 27, 2022	(270,000)	(195,000)	–	–	(75,000)	–	–	–
Expired - September 13, 2022	(25,000)	–	–	–	(25,000)	–	–	–
	100,000	–	–	–	–	–	–	100,000
Warrant Holder 2, as converted	33,687	–	–	–	–	–	–	33,687

Purple BioTech	300,000	–	–	–	–	–	–	300,000
Purple BioTech, as converted	101,061	–	–	–	–	–	–	101,061

Warrant Holder 3	600,000	600,000	–	–	–	–	–	–
Transfer to Warrant Holder 4	(300,000)	(300,000)	–	–	–	–	–	–
Transfer to Warrant Holder 5	(175,000)	(175,000)	–	–	–	–	–	–
August 19, 2022	(115,000)	(115,000)	–	–	–	–	–	–
Expired - September 13, 2022	(10,000)	(10,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–
Warrant Holder 3, as converted	–	–	–	–	–	–	–	–

Warrant Holder 4
Transfer from Warrant Holder 3	300,000	300,000	–	–	–	–	–	–
August 19, 2022	(300,000)	(300,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–
Warrant Holder 4, as converted	–	–	–	–	–	–	–	–

Warrant Holder 5
Transfer from Warrant Holder 3	175,000	175,000	–	–	–	–	–	–
Transfer from Warrant Holder 9	200,000	–	200,000	–	–	–	–	–
	375,000	175,000	200,000	–	–	–	–	–
Warrant Holder 5, as converted	126,326	58,952	67,374	–	–	–	–	–

17

		$1.00	$1.50	$1.90	$2.00	$2.50	$3.00	$5.00
Warrant contract	# Shares	$2.97	$4.45		$5.94		$8.91	$14.84
Warrant Holder 6	250,000	–	250,000	–	–	–	–	–
Warrant Holder 6, as converted	84,217	–	84,217	–	–	–	–	–

Warrant Holder 7	400,000	–	400,000	–	–	–	–	–
Warrant Holder 7, as converted	134,747	–	134,747	–	–	–	–	–

Warrant Holder 8	775,000	–	775,000	–	–	–	–	–
September 14, 2022	(775,000)	–	(775,000)	–	–	–	–	–
	–	–	–	–	–	–	–	–
Warrant Holder 8, as converted	–	–	–	–	–	–	–	–

Warrant Holder 9	200,000	–	200,000	–	–	–	–	–
Transfer to Warrant Holder 5	(200,000)	–	(200,000)	–	–	–	–	–
	–	–	–	–	–	–	–	–
Warrant Holder 9, as converted	–	–	–	–	–	–	–	–

Warrant Holder 10	350,000	–	350,000	–	–	–	–	–
March 1, 2022	(53,334)	–	(53,334)	–	–	–	–	–
August 19, 2022	(50,000)	–	(50,000)	–	–	–	–	–
September 14, 2022	(246,666)	–	(246,666)	–	–	–	–	–
	–	–	–	–	–	–	–	–
Warrant Holder 10, as converted	–	–	–	–	–	–	–	–

Warrant Holder 11	300,000	150,000	–	–	150,000	–	–	–
April 14, 2022	170,000	–	170,000	–	–	–	–	–
	470,000	150,000	170,000	–	150,000	–	–	–
Warrant Holder 11, as converted	158,328	50,530	57,268	–	50,530	–	–	–

Warrant Holder 12	1,018,050	–	1,018,050	–	–	–	–	–
August 19, 2022	(100,000)	–	(100,000)	–	–	–	–	–
September 14, 2022	(918,050)	–	(918,050)	–	–	–	–	–
	–	–	–	–	–	–	–	–
Warrant Holder 12, as converted	–	–	–	–	–	–	–	–

Warrant Holder 13	225,000	–	225,000	–	–	–	–	–
March 1, 2022	(15,000)	–	(15,000)	–	–	–	–	–
September 14, 2022	(210,000)	–	(210,000)	–	–	–	–	–
	–	–	–	–	–	–	–	–
Warrant Holder 13, as converted	–	–	–	–	–	–	–	–

18

		$1.00	$1.50	$1.90	$2.00	$2.50	$3.00	$5.00
Warrant contract	# Shares	$2.97	$4.45		$5.94		$8.91	$14.84
Warrant Holder 14	100,000	100,000	–	–	–	–	–	–
August 19, 2022	(100,000)	(100,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–
Warrant Holder 14, as converted	–	–	–	–	–	–	–	–

Warrant Holder 15	100,000	–	100,000	–	–	–	–	–
September 14, 2022	(100,000)	–	(100,000)	–	–	–	–	–
	–	–	–	–	–	–	–	–
Warrant Holder 15, as converted	–	–	–	–	–	–	–	–

Warrant Holder 16	100,000	–	100,000	–	–	–	–	–
June 27, 2022	(25,000)	–	(25,000)	–	–	–	–	–
September 14, 2022	(75,000)	–	(75,000)	–	–	–	–	–
	–	–	–	–	–	–	–	–
Warrant Holder 16, as converted	–	–	–	–	–	–	–	–

Warrant Holder 17	52,050	–	52,050	–	–	–	–	–
September 14, 2022	(52,050)	–	(52,050)	–	–	–	–	–
	–	–	–	–	–	–	–	–
Warrant Holder 17, as converted	–	–	–	–	–	–	–	–

Warrant Holder 18	250,000	–	–	–	–	–	250,000	–
Warrant Holder 18, as converted	84,217	–	–	–	–	–	84,217	–

Warrant Holder 19	300,000	–	300,000	–	–	–	–	–
	(300,000)	–	(300,000)	–	–	–	–	–
	–	–	–	–	–	–	–	–
Warrant Holder 19, as converted	–	–	–	–	–	–	–	–

Warrant Holder 20	–	–	–	–	–	–	–	–
January 3, 2023	100,000	–	–	–	–	100,000	–	–
Warrant Holder 20	100,000	–	–	–	–	100,000	–	–

Warrant Holder 21	–	–	–	–	–	–	–	–
January 20, 2023	250,000	–	–	250,000	–	–	–	–
Warrant Holder 21	250,000	–	–	250,000	–	–	–	–

Total warrants outstanding for purchase of shares:	4,992,500	822,500	1,020,000	250,000	1,150,000	100,000	250,000	1,400,000
Total warrants outstanding for purchase of shares, as converted:	1,913,912	277,074	343,606	250,000	387,399	100,000	84,217	471,616

Options/Stock Awards – On January 27, 2023, the Company granted options to purchase an aggregate of 1,357,500 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $1.63 per share. The Company has also granted a stand-alone option to a former employee to purchase up to 100,000 shares of our common stock at an exercise price of $10 per share.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space under an operating lease commencing December 1, 2017 through November 30, 2019 and a first lease extensions commending December 1, 2019 through May 31, 2020. The second lease extension extends the lease for twenty-four months, beginning on June 1, 2020 and ended on May 31, 2022. The third lease extension extends the lease for twenty-four months, beginning on June 1, 2022 and ending on May 31, 2024. The monthly rent is $3,750. On January 1, 2019, the Company adopted ASC Topic 842, Leases, requiring this lease to be recorded as an asset and corresponding liability on its consolidated balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During both the quarters ended March 31, 2023 and 2022, rents paid totaled $11,250.

Future minimum rental payments required under the lease are as follows:

2023	$33,750
2024	18,750
Total minimum lease payments:	52,500
Less amount representing interest	(6,216)
Present value of minimum lease payments:	$46,284

As of March 31, 2023, the Company had recorded a right of use asset of $49,065, and current and non-current lease liabilities of $31,561 and $14,723, respectively.

Legal Matters – The Company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the Company’s consolidated financial statements.

Royalty Obligations - In connection with the product licensing agreement discussed in Note 3, the Company owed a minimum royalty payment of $1,000,000 following the first year of product sales. A minimum royalty amount was also due in subsequent years. This agreement was terminated and settled in September 2021. As of March 31, 2023 and 2022, liabilities of $0 and $0, respectively, were recorded to reflect the minimum future royalty payments.

Royalty Advances - In the year ended December 31, 2020, the Company received royalty advances on future product sales from its pharmaceutical marketing partner. These cumulative advances were recorded as deferred revenue of $1,000,000 at June 30, 2021. In August 2021, the Company terminated its agreement with its marketing partner. As part of the termination settlement, the payments made to Coeptis as advance of royalty payments on product sales were deemed forfeited by the marketing partner, and to remain as payments to Coeptis for the licensing rights. As such, advances totaling $1,000,000 were recognized as licensing income in Other Income for the year ended December 31, 2021. There were no royalty advances in the quarters ended March 31, 2023 and 2022.

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

NOTE 7 - 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the quarters ended March 31, 2023 and 2022, no employer contributions were made.

NOTE 8 – INCOME TAXES

For the three months ended March 31, 2023 and 2022, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

NOTE 9 – SUBSEQUENT EVENTS

Management has performed a review of items occurring after March 31, 2023 to determine if there were any that would require adjustment to in disclosure in the accompanying consolidated financial statements noting no such items.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed elsewhere in this Quarterly Report on Form 10-K, pursuant to the Merger, we acquired our primary operating subsidiary Coeptis Therapeutics, Inc. The Merger was accounted for as a “reverse merger,” and Coeptis Therapeutics, Inc. was deemed to be the accounting acquirer in the Merger. Consequently, the financial condition, results of operations and cash flows discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed below are those of Coeptis Therapeutics, Inc. and its consolidated subsidiaries. When we use words in this section like “we,” “us”, “our,” the “Company” and words of the like, unless otherwise indicated, we are referring to the operations of our wholly-owned subsidiaries, including Coeptis Therapeutics, Inc.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2022.

When we use works like “we,” “us”, “our,” the “company” and words of the like, unless otherwise indicated, we are referring to the operations of us and our wholly-owned subsidiaries Coeptis Therapeutics, Inc. and Coeptis Pharmaceuticals, Inc. (“Coeptis”).

Objective

The objective of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide users of our financial statements with the following:

•	A narrative explanation from the perspective of management of our financial condition, results of operations, cash flows, liquidity and certain other factors that may affect future results;

•	Useful context to the financial statements; and

•	Information that allows assessment of the likelihood that past performance is indicative of future performance.

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three months ended March 31, 2023 and 2022, included in Part I, Item 1 of this Form 10-Q.

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

Our Results of Operations

Revenue. To date, we have generated minimal revenue mostly from consulting arrangements and product sales. Due to the COVID-19 global pandemic and the resulting market dynamics, it is uncertain if the current marketed products can generate sufficient sales to cover expenses. If our strategic business discussions progress to agreements, we expect to generate additional revenue from collaboration partners.

Operating Expenses. General and administrative expenses consist primarily of salaries and related costs for personnel and professional fees for consulting services related to regulatory, pharmacovigilance, quality, legal, and business development. We expect that our general and administrative expenses will increase in the future as we increase our headcount to support the business growth. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, insurance, and investor relation expenses associated with operating as a public company.

Research and developments costs will continue to be dependent on the strategic business collaborations and agreements will are anticipating in the future.

We expect development costs to increase to support our new strategic initiatives.

Comparison of the three months ended March 31, 2023 and March 31, 2022

Revenues. Revenues, which were generated from consulting agreements, of $0 and $0 recorded in the three months ended March 31, 2023 and 2022 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses decreased from $15,715,315 in the three months ended March 31, 2022 to $6,449,363 in the three months ended March 31, 2023. The decrease is mainly due to lower professional services expense related to equity transactions.

General and Administrative Expenses. For the three months ended March 31, 2023 and 2022, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $55,819 for the three months ended March 31, 2022 and was $31,417 for the three months ended March 31, 2023. Interest was related to notes payable, which are discussed in detail in the Footnotes to the financial statements, incorporated by reference herein.

Financial Resources and Liquidity. The Company had limited financial resources during the three months ended March 31, 2022 with cash of $2,343,829. For the period ended March 31, 2023, cash and cash equivalents decreased to $2,106,832. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2023, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

Item 4.	Controls and Procedures

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2022. For example, the Company lacked adequate segregation of duties which led to situations where individuals had access to both initiate and approve transactions with no additional formal review process.

In an effort to address the Company’s internal accounting personnel deficiencies, in February 2021 we hired a consulting group to assist our Chief Financial Officer. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All prior sales of unregistered securities have been properly disclosed in prior SEC filing.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer, Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of President, Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer. Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEPTIS THERAPEUTICS HOLDINGS, INC.
Registrant

Date: May 15, 2023	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer, Principal Executive Officer

Date: May 15, 2023	By:	/s/ Christine Sheehy
Christine Sheehy
Chief Financial Officer, Principal Financial and Accounting Officer

