Form 10-Q
period 2023-06-30
Coeptis Therapeutics Holdings, Inc.
filed 2023-08-11
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _____________ to _____________

Commission File No. 001-39669

COEPTIS THERAPEUTICS HOLDINGS, INC.

Delaware	98-1465952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Bradford Rd, Suite 420

Wexford, Pennsylvania 15090

(724) 934-6467

coeptistx.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	COEP	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one-half of one share of Common Stock for $11.50 per whole share	COEPW	Nasdaq Capital Market

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, August 10, 2023 was 25,141,036.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2023

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II -- OTHER INFORMATION	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

SIGNATURES	32

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	As of
	June 30, 2023	December 31, 2022
CURRENT ASSETS
Cash	$3,244,812	$3,791,302
Accounts receivable	–	8,075
Note receivable	350,000	–
Prepaid assets, current portion	202,476	142,356
TOTAL CURRENT ASSETS	3,797,288	3,941,733

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	13,313	12,695
Furniture and fixtures, net	11,924	12,542

OTHER ASSETS
Prepaid insurance	253,333	348,333
License right, net of accumulated amortization	3,054,167	3,554,167
Right of use asset, net of accumulated amortization	38,987	58,914
Total other assets	3,346,487	3,961,414
TOTAL ASSETS	$7,155,699	$7,915,689

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$395,232	$99,021
Accrued expenses	247,341	181,998
Notes payable, current portion	1,850,000	1,500,000
Right of use liability, current portion	21,276	41,618
TOTAL CURRENT LIABILITIES	2,513,849	1,822,637

LONG TERM LIABILITIES
Notes payable	150,000	150,000
Derivative liability warrants	1,987,500	1,125,000
Right of use liability, non-current portion	14,723	14,723
TOTAL LONG TERM LIABILITIES	2,152,223	1,289,723
TOTAL LIABILITIES	4,666,072	$3,112,360

COMMITMENTS AND CONTINGENCIES (NOTE 6)	–	–

STOCKHOLDERS' EQUITY
Series B preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding, respectively	–	–
Common stock, $0.0001 par value, 150,000,000 shares authorized, 24,396,036 shares issued and outstanding at June 30, 2023, and 19,566,839 shares outstanding at December 31, 2022	2,440	1,957
Additional paid-in capital	79,208,185	70,541,095
Accumulated deficit	(76,720,998)	(65,739,723)
TOTAL STOCKHOLDERS' EQUITY	2,489,627	4,803,329
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,155,699	$7,915,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
SALES
Consulting services	$–	$–	$–	$–
Sales	–	–	–	–
Total sales	–	–	–	–
Cost of goods, including inventory obsolesence	–	–	–	–
Gross profit	–	–	–	–

COST OF OPERATIONS
Research and development	377,040	–	402,780	–
General and administrative expenses	3,218,055	9,744,976	9,641,677	25,460,292
Selling and marketing	300	4,052	300	4,052
Interest expense	42,636	63,826	74,053	119,644
	3,638,031	9,812,854	10,118,810	25,583,988
LOSS FROM OPERATIONS	(3,638,031)	(9,812,854)	(10,118,810)	(25,583,988)

OTHER INCOME (EXPENSE)
Royalties and licensing fees	–	(5,000)	–	(5,000)
Other income	–	–	35	–
Gain (Loss) on change in fair value of derivative liability warrants	525,000	–	(862,500)	–
Gain (loss) on extinguishment of debt	–	15,017	–	(3,393,542)
TOTAL OTHER INCOME (EXPENSE)	525,000	10,017	(862,465)	(3,398,542)
LOSS BEFORE INCOME TAXES	(3,113,031)	(9,802,837)	(10,981,275)	(28,982,530)
PROVISION (BENEFIT) FOR INCOME TAXES	–	–	–	–
NET LOSS	$(3,113,031)	$(9,802,837)	$(10,981,275)	$(28,982,530)

LOSS PER SHARE
Loss per share, basic and fully diluted*	$(0.14)	$(0.75)	$(0.52)	$(2.26)
Weighted average number of common shares outstanding*	21,808,563	13,022,492	21,080,395	12,815,445

The accompanying notes are an integral part of the condensed consolidated financial statements.

*	June 30, 2022 retroactively adjusted to reflect the impact of the 1 for 2.96851721 reverse stock split from October 28, 2022

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	SERIES B				ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2021*	8,000	$1	12,492,050	$1,196	$30,146,728	$–	$(247,165)	$(27,550,126)	$2,350,634

Shares issued for cash*	–	–	142,158	14	1,265,986	–	–	–	1,266,000

Shares issued for services*	–	–	397,505	40	3,539,960	–	–	–	3,540,000

Retirement of shares	–	–	(110,762)	–	(247,165)	–	247,165	–	–

Warrants converted to shares*	–	–	24,704	2	107,498	2,500	–	–	110,000

Warrants issued for services	–	–	–	–	10,841,695	–	–	–	10,841,695

Warrants issued for extinguishment of debt	–	–	–	–	3,408,559	–	–	–	3,408,559

Net loss	–	–	–	–	–	–	–	(19,179,693)	(19,179,693)

BALANCE AT MARCH 31, 2022*	8,000	1	12,945,654	1,252	49,063,261	2,500	–	(46,729,819)	2,337,195

Shares issued for cash	–	–	76,974	8	685,477	–	–	–	685,485

Shares issued for services	–	–	20,212	2	179,998	–	–	–	180,000

Warrants converted to shares	–	–	99,376	10	382,490		–	–	382,500

Warrants issued for services	–	–	–	–	8,278,691	–	–	–	8,278,691

Net loss	–	–	–	–	–	–	–	(9,802,837)	(9,802,837)

BALANCE AT JUNE 30, 2022*	8,000	1	13,142,216	1,272	58,589,917	2,500	–	(56,532,656)	2,061,034

BALANCE AT DECEMBER 31, 2022	–	–	19,566,839	1,957	70,541,095	–	–	(65,739,723)	4,803,329

Shares issued for services	–	–	1,374,197	137	2,396,677	720,000	–	–	3,116,814

Warrants issued for services	–	–	–	–	1,111,706	–	–	–	1,111,706

Stock based compensation	–	–	–	–	122,391	–	–	–	122,391

Net loss	–	–	–	–	–	–	–	(7,868,244)	(7,868,244)

BALANCE AT MARCH 31, 2023	–	–	20,941,036	2,094	74,171,869	720,000	–	(73,607,967)	1,285,996

Shares issued for services	–	–	700,000	70	1,070,930	(720,000)	–	–	351,000

Warrants issued for services	–	–	–	–	811,500	–	–	–	811,500

Stock based compensation	–	–	–	–	113,301	–	–	–	113,301

Issuance of common stock and warrants, net of issuance costs	–	–	2,755,000	276	3,040,585	–	–	–	3,040,861

Net loss	–	–	–	–	–	–	–	(3,113,031)	(3,113,031)

BALANCE AT JUNE 30, 2023	–	$–	24,396,036	$2,440	$79,208,185	$–	$–	$(76,720,998)	$2,489,627

*	Retroactively adjusted to reflect the impact of the 1 for 2.96851721 reverse stock split from October 28, 2022

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended
	June 30, 2023	June 30, 2022
OPERATING ACTIVITIES
Net loss	$(10,981,275)	$(28,982,530)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	500,618	500,692
Loss on change in value of warrant liability	862,500	–
Stock based compensation	235,692	–
Shares issued for non-employee services	3,467,814	3,720,000
Warrants issued for extinguishment of debt	–	3,408,559
Warrants issued for services	1,923,206	19,120,386
Debt discount from modification of debt	–	(4,298)
(Increase) decrease in:
Accounts receivable	8,075	–
Prepaid assets	34,880	–
Right of use asset/liability	(415)	1,043
Increase (decrease) in:
Accounts payable	296,211	134,372
Accrued expenses	65,343	106,526
NET CASH USED IN OPERATING ACTIVITIES	(3,587,351)	(1,995,250)

INVESTING ACTIVITIES
Note receivable	(350,000)	–
NET CASH USED IN INVESTING ACTIVITIES	(350,000)	–

FINANCING ACTIVITIES
Proceeds from notes payable	350,000	–
Proceeds from issuance of common stock and warrants, net of issuance costs	3,040,861	–
Repayment of notes payable	–	(250,000)
Shares issued for cash	–	1,951,486
Shares issued for cash for the conversion warrants	–	490,000
Cash received for stock subscription	–	2,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,390,861	2,193,986

NET INCREASE (DECREASE) IN CASH	(546,490)	198,736
CASH AT BEGINNING OF PERIOD	3,791,302	2,179,558
CASH AT END OF PERIOD	$3,244,812	$2,378,294

SUPPLEMENTAL DISCLOSURES
Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULLHORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six months ended June 30, 2023 and 2022 (unaudited)

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on March 29, 2023.

As a result of the Merger, the accompanying condensed consolidated financial statements included in this report reflect (1) the historical operating results of Coeptis prior to the Merger; (2) the combined results of the Company and Coeptis following the closing of the Merger; (3) the assets and liabilities of Coeptis at their historical cost; and (4) the Company’s equity structure for all periods presented.

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

Risks and Uncertainties – In late 2019, an outbreak of a novel strain of the Coronavirus 2019 Disease (“COVID-19”) was identified and infections have been found in a number of countries around the world, including the United States. COVID-19 and its impact on trade including customer demand, travel, employee productivity, supply chain, and other economic activities has had, and may continue to have, a potentially significant effect on financial markets and business activity. The COVID-19 pandemic continues to evolve and the duration of its impact on the Company’s operational and financial performance is currently uncertain and cannot be predicted with confidence.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023. There have been no material changes to the significant accounting policies during the three-month and six-month periods ended June 30, 2023, except for items mentioned below.

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

Employee and Non-Employee Share-Based Compensation –

The Company applies Accounting Standards Codification (“ASC”) 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share- based payment awards made to employees and directors including employee stock options equity awards issued to employees and non-employees based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based option awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in the Company’s condensed consolidated statements of operations. The Company recognizes share-based award forfeitures as they occur.

The Company estimates the fair value of granted option equity awards using a Black-Scholes option pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on volatility of the Company. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations of the Company.

Adoption of New Accounting Pronouncements

During the three months and six months ended June 30, 2023 and 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

Going Concern – The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in the United States of America, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of June 30, 2023, the Company had an accumulated deficit of $76,720,998. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

NOTE 3 – LICENSE RIGHT

Prior to 2022, the Company entered into an agreement with a foreign entity to market, distribute, and sell the Consensi product (“Product”) on an exclusive basis within the United States and Puerto Rico. Upon execution of the Agreement the Company paid $1,000,000 to the foreign entity. Milestone payments were due as follows; (1) $1,500,000 upon completion of the CMC Plan as reimbursements of costs incurred by the foreign entity, (2) $1,000,000 was due upon first commercial sale of the Product which occurred in June 2020. Milestones were met and paid in 2020.

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

During the year ended December 31, 2021, the Company and VyGen-Bio, Inc. (“Vy-Gen”) entered into agreements to jointly develop and commercialize two Vy-Gen product candidates, CD38-GEAR-NK and CD38-Diagnostic (the “CD38 Assets”). The Company paid $1,750,000 and issued promissory notes totaling $3,250,000 to Vy-Gen in accordance with the agreements. The collaboration arrangement provides the right for the Company to participate, under the direction of a joint steering committee, in the development and commercialization of the CD38 Assets and a 50/50 profit share, with the profit share subject to contingent automatic downward adjustment up to 25% upon an event of default in connection with the promissory notes. The Company capitalized $5,000,000 to be amortized over a five-year period in which the CD38 Assets are expected to contribute to future cash flows. In March of 2022, a $250,000 payment was made toward the promissory notes. In November of 2022, a $1,500,000 payment was made toward the promissory notes, and the accrued interest was forgiven. As of June 30, 2023, there is no balance due under the two promissory notes. The Company is in compliance with the option agreement as of June 30, 2023.

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

NOTE 4 – DEBT

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $500,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. On April 14, 2022, the Company entered into a Debt modification agreement with the note holder, extending the maturity to July 31, 2022. The extension was executed in exchange for consideration of warrants exchangeable for 400,000 shares of common stock at a price of $1.50 per share issued to the debt holders on January 28, 2022. See Note 5 for further details of the Company’s warrants. In December of 2022, a $500,000 payment was made, along with an interest payment of $135,671, which satisfied the note in full.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $167,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. On April 14, 2022, the Company entered into a Debt modification agreement with the note holder, extending the maturity to July 31, 2022. The extension was executed in exchange for consideration of warrants exchangeable for 250,000 shares of common stock at a price of $1.50 per share issued to the debt holders on January 28, 2022. See Note 5 for further details of the Company’s warrants. In July of 2022, a $50,000 payment was made toward principal. In November of 2022, a $117,000 payment was made, along with an interest payment of $42,893, which satisfied the note in full.

In September 2021, as part of a termination of a license agreement with Purple BioTech (“Purple”), the Company issued a convertible note in the principal amount of $1,500,000 that is payable on or before February 2023, bearing interest of 5% per annum and convertible in whole or in part at any time by Purple into shares of Common Stock of the Company. The conversion price is $5 per share of common stock, subject to certain adjustments under such terms and conditions as agreed between the parties. The Company may prepay the principal amount of the Note plus accrued and unpaid interest at any time, prior to the Maturity Date. Inventory, which has been fully written-off on the Company’s balance sheet, will be transferred back to Purple at Purple’s cost. As of June 2023, the loan was in default. As of July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule. As a result, the Company is back in good standing with the amended terms of the Note. See Note 10, Subsequent Events, for more information.

In May 2023, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $200,000, which is secured by a security agreement, together with interest at 4.5% was due on June 15, 2023. The Note is currently in default. The Company and the unrelated party have verbally agreed to convert the principal into equity at a later date.

In June 2023, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $150,000, which is secured by a security agreement, together with interest at 10.0% was due on June 15, 2023. The Note is currently in default. The Company and the unrelated party have verbally agreed to convert the principal into equity at a later date.

Loans under the CARES Act -- On July 8, 2020, the Company received a loan of $150,000 from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly in the amount of $731. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. Installment payments have been deferred by the SBA until January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of June 30, 2023 and 2022.

Maturities of long-term debt are as follows for the years ended December 31,

2023	$–
2024	–
2025	–
2026	–
2027	1,687
Thereafter	148,313
Total long-term debt	$150,000

Derivative Liability Warrants -

At June 30, 2023, there were (i) 7,500,000 public warrants (the “Public Warrants”) outstanding that were issued as part of Bull Horn’s November 2020 initial public offering, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share, (ii) 3,750,000 private warrants (the “Private Placement Warrants”) outstanding that were issued to our sponsor Bull Horn Holdings Sponsor LC and the underwriters in Bull Horn’s initial public offering in November 2020, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share, The Private Placement Warrants became exercisable on the consummation of our Business Combination in October 2022. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock. With respect to the shares of common stock issuable upon the exercise of the Public Warrants, the class A warrants and the class B warrants during any period when the Company shall have failed to maintain an effective registration statement related to the issuance of such shares underlying the applicable warrants, the holder of any applicable warrants may exercise its warrant on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

Within ASC 815, “Derivative and Hedging,” Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary share. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary share if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants and Public Warrants are not indexed to the Company’s ordinary share in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that certain warrant provisions preclude equity treatment as by ASC Section 815-10-15.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Warrant Liability – Public Warrants	1	$525,000	$750,000
Warrant Liability – Private Placement Warrants	3	$1,462,500	$375,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.13%	3.97%
Expected volatility	82.5%	67.1%
Exercise price	$11.50	$11.50
Stock Price	$1.55	$1.53

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$375,000	$750,000	$1,125,000
Change in valuation inputs	1,012,500	375,000	1,387,500
Fair value as of March 31, 2023	1,387,500	1,125,000	2,512,500
Change in valuation inputs	75,000	(600,000)	(525,000)
Fair value as of June 30, 2023	$1,462,500	$525,000	$1,987,500

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2023 and 2022.

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

Common Stock - As of June 30, 2023 the Company had 24,396,036 shares of its common stock issued and outstanding, and on December 31, 2022 the Company had 19,566,839 shares of its common stock issued and outstanding. All references to the common shares outstanding have been retroactively adjusted to reflect the stock split unless stated otherwise.

In 2022, and again in 2023, Coeptis Therapeutics Holdings, Inc., raised capital by issuance of common stock above the stated par value. The contributed capital recognized as additional paid in capital during the six months ended June 30, 2023 and 2022 was $3,040,585 and $1,951,463, respectively. During the six months ended June 30, 2023 and 2022, there were no in capital distributions.

On June 16, 2023, the Company completed a public offering issuing 2,150,000 shares of our common stock, 1,350,000 pre-funded warrants, 3,062,500 Series A Warrants and 3,062,500 Series B Warrants, for net proceeds of approximately $3.0 million, after offering costs. The Pre-funded warrants are immediately exercisable, at a price of $0.0001 per share, with no expiration date. As of June 30, 2023, 605,000 of the pre-funded warrants had been exercised for a total of 2,755,000 shares of common stock issued as a result of the public offering. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. Each Series Warrant to purchase one share of common stock has an exercise price of $1.65 per share, and is initially exercisable commencing 6 months from the date of the offering. The Series Warrants are exercisable for a term of five years following the initial exercise date.

Treasury Stock – As part of the Merger in February of 2021, Coeptis Therapeutics, Inc., our wholly-owned subsidiary, repurchased 110,762 shares of its common stock previously held by shareholders of Vinings Holdings Inc. (the former name of Coeptis Therapeutics, Inc.). The stock was recorded at the cost paid for it, of $247,165 and held as Treasury stock for the duration of 2021. Subsequent to year end, the Company retired the 110,762 shares of Treasury Stock, as of February 18, 2022. There was no treasury stock at June 30, 2023 and 2022.

Preferred Stock - As of June 30, 2023 the Company had no shares of preferred stock issued and outstanding. As of June 30, 2022, Coeptis Therapeutics, Inc., our wholly-owned subsidiary, had 8,000 shares of its Series B preferred stock issued and outstanding. The Series B preferred stock was converted into common equity immediately prior to the consummation of the Business Combination, and the shares of common stock received in such conversion were exchanged for shares of common stock in the Company at the closing of the Business Combination.

Stock Based Compensation –

Stock Based Compensation

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2022	–	–
Granted	1,457,500	$2.20	8.53	$–
Forfeited	–	–
Exercised	–	–
Outstanding at June 30, 2023	1,457,500	$2.20	8.11	$–

For the three months ended June 30, 2023 and 2022, the Company recorded $113,301 and $0, respectively, for stock-based compensation expense related to stock options. For the six months ended June 30, 2023 and 2022, the Company recorded $235,692 and $0, respectively, for stock-based compensation expense related to stock options. As of June 30, 2023, unamortized stock-based compensation for stock options was 1,206,749 to be recognized through December 31, 2026.

The options granted during the six months ended June 30, 2023 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

For the six months ended June 30, 2023
Expected term, in years	5.38
Expected volatility	79.35%
Risk-free interest rate	3.66%
Dividend yield	-

Common Stock Warrants –

As a result of the Merger on October 28, 2022, all surviving warrants from Coeptis Therapeutics, Inc. were converted using a 2.9685:1 ratio, and became exercisable to acquire shares of the Company’s common stock.

On November 23, 2020, Coeptis Therapeutics, Inc. (under its prior name Vinings Holdings Inc.) issued a class A and a class B warrant to Coral Investment Partners, LP (“CIP”), with each warrant granting CIP the right to purchase 500,000 shares of common stock at a price of $2 for Class A or $5 for Class B. The warrants expire on November 30, 2023. The warrants also contain a cashless exercise provision and contain anti-dilution provisions. In October 2021, the Company was notified by the warrant holder that they intend to exercise its right to purchase shares of the Company under these warrants. However, the required cash payment has not been received, and as of June 30, 2023, all warrants remain outstanding, exercisable to acquire 336,869 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 1 - On May 28, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 500,000 shares of common stock at a price of $1 per share, 500,000 shares at $2 per share, and 500,000 shares at $5 per share. The warrants expire on June 1, 2026. As part of the call, 2,500 warrants at $1 per share were exercised on July 28, 2022. As of June 30, 2023, the remaining warrants outstanding are exercisable to acquire 504,461 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 2 - On July 30, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1 per share, 100,000 shares at $2 per share, and 100,000 shares at $5 per share. The warrants expire on July 26, 2026. As part of the call, 5,000 warrants at $1 per share were exercised on March 1, 2022, and 195,000 warrants at $1 per share and 75,000 warrants at $2 per share were exercised on June 27, 2022. 25,000 warrants at $2 per share expired on September 13, 2022 as a result of the call. As of June 30, 2023, the remaining warrants outstanding are exercisable to acquire 33,687 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

On September 22, 2021, Coeptis Therapeutics, Inc. issued a warrant in conjunction with the termination of the license right (see Note 3) with Purple, granting Purple the right to purchase 300,000 shares of common stock at $5 per share, subject to certain adjustments. During 2021, the Company recorded $1,897,585 as general and administrative expense in condensed consolidated statement of operations upon immediate vesting of the Warrant. The warrant was valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price of $5.00 per share, 2) fair value of $6.50 per share, 3) discount rate of 0.48%, 3) dividend rate of 0%, and 4) a term of 3 years. As of June 30, 2023, all warrants remain outstanding and are exercisable to acquire 101,061 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 3 – On December 20, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for services to be provided, granting the warrant holder the right to purchase 600,000 shares of common stock at a price of $1 per share. The warrants expire on December 20, 2026. As part of the call, 300,000 of the warrants were transferred to Warrant Holder 4, and 175,000 of the warrants were transferred to Warrant Holder 5. The remaining 115,000 warrants at $1 per share were exercised on August 19, 2022, and 10,000 warrants at $1 per share expired on September 13, 2022 as a result of the call. As of June 30, 2023, there are no warrants outstanding.

Warrant Holder 4 – On July 13, 2022, Warrant Holder 3 transferred 300,000 warrants to Warrant Holder 4 with the same terms. As part of a call, 300,000 warrants at $1 per share were exercised on August 19, 2022. As of June 30, 2023, there are no warrants outstanding.

Warrant Holder 5 – On September 6, 2022, Warrant Holder 3 transferred 175,000 warrants to Warrant Holder 5 with the same terms, and Warrant Holder 9 transferred 200,000 to Warrant Holder 5 with the same terms. As of June 30, 2023, all warrants remain outstanding and are exercisable to acquire 126,326 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 6 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification. As of June 30, 2023, all warrants remain outstanding and are exercisable to acquire 84,217 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022

Warrant Holder 7 - On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 400,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification. As of June 30, 2023, all warrants remain outstanding and are exercisable to acquire 134,747 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 8 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 775,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 775,000 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2023, there are no warrants outstanding.

Warrant Holder 9 - On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, all 200,000 warrants at $1.50 per share were transferred to Warrant Holder 5. As of June 30, 2023, there are no warrants outstanding.

Warrant Holder 10 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 350,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 53,334 warrants at $1.50 per share were exercised on March 1, 2022, 50,000 warrants at $1.50 per share were exercised on August 19, 2022 and 246,666 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2023, there are no warrants outstanding.

Warrant Holder 11 - On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 150,000 shares of common stock at a price of $1 per share and 150,000 shares at $2 per share. The warrants expire on January 31, 2024. On April 14, 2022, the Company issued an additional warrant in exchange for professional services, granting the warrant holder the right to purchase an additional 170,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As of June 30, 2023, all warrants remain outstanding and are exercisable to acquire 158,328 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 12 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 1,018,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on August 19, 2022, and 918,050 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2023, there are no warrants outstanding.

Warrant Holder 13 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 225,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 15,000 warrants at $1.50 per share were exercised on March 1, 2022, and 210,000 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2023, there are no warrants outstanding.

Warrant Holder 14 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1 per share were exercised on August 19, 2022. As of June 30, 2023, there are no warrants outstanding.

Warrant Holder 15 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2023, there are no warrants outstanding.

Warrant Holder 16 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 25,000 warrants at $1.50 per share were exercised on June 27, 2022, and 75,000 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2023, there are no warrants outstanding.

Warrant Holder 17 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 52,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 52,050 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2023, there are no warrants outstanding.

Warrant Holder 18 - On March 30, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $3 per share. The warrants expire on March 30, 2024. As of June 30, 2023, all warrants remain outstanding and are exercisable to acquire 84,217 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 19 - On March 30, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 300,000 shares of common stock at a price of $1.50 per share. The warrants expire on April 1, 2027. As part of the call, 300,000 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2023, there are no warrants outstanding.

Warrant Holder 20 - On January 3, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $2.50 per share. The warrants expire on January 2, 2027. As of June 30, 2023, all warrants remain outstanding.

Warrant Holder 21 - On January 3, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.90 per share. The warrants expire on January 19, 2027. As of June 30, 2023, all warrants remain outstanding.

The warrants issued since May 28, 2021 and as of June 30, 2023 were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price ranging from $1.00 to $5.00 per share, 2) fair value ranging from $4.80 to $6.00 per share, 3) discount rate ranging from 1.15% to 2.31%, 3) dividend rate of 0%, and 4) a term ranging from 2 to 5 years.

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

		$0.0001	$1.00	$1.50	$1.65	$1.90	$2.00	$2.50	$3.00	$5.00
Warrant contract	# Shares		$2.97	$4.45			$5.94		$8.91	$14.84
Coral Investment Partners Warrants	1,000,000	–	–	–	–	–	500,000	–	–	500,000
Coral Investment Partners Warrants, as converted	336,869	–	–	–	–	–	168,434	–	–	168,434

Warrant Holder 1	1,500,000	–	500,000	–	–	–	500,000	–	–	500,000
July 28, 2022	(2,500)	–	(2,500)	–	–	–	–	–	–	–
	1,497,500	–	497,500	–	–	–	500,000	–	–	500,000
Warrant Holder 1, as converted	504,461	–	167,592	–	–	–	168,434	–	–	168,434

Warrant Holder 2	400,000	–	200,000	–	–	–	100,000	–	–	100,000
March 1, 2022	(5,000)	–	(5,000)	–	–	–	–	–	–	–
June 27, 2022	(270,000)	–	(195,000)	–	–	–	(75,000)	–	–	–
Expired - September 13, 2022	(25,000)	–	–	–	–	–	(25,000)	–	–	–
	100,000	–	–	–	–	–	–	–	–	100,000
Warrant Holder 2, as converted	33,687	–	–	–	–	–	–	–	–	33,687

Purple BioTech	300,000	–	–	–	–	–	–	–	–	300,000
Purple BioTech, as converted	101,061	–	–	–	–	–	–	–	–	101,061

Warrant Holder 3	600,000	–	600,000	–	–	–	–	–	–	–
Transfer to Warrant Holder 4	(300,000)	–	(300,000)	–	–	–	–	–	–	–
Transfer to Warrant Holder 5	(175,000)	–	(175,000)	–	–	–	–	–	–	–
August 19, 2022	(115,000)	–	(115,000)	–	–	–	–	–	–	–
Expired - September 13, 2022	(10,000)	–	(10,000)	–	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–
Warrant Holder 3, as converted	–	–	–	–	–	–	–	–	–	–

17

		$0.0001	$1.00	$1.50	$1.65	$1.90	$2.00	$2.50	$3.00	$5.00
Warrant contract	# Shares		$2.97	$4.45			$5.94		$8.91	$14.84
Warrant Holder 4
Transfer from Warrant Holder 3	300,000	–	300,000	–	–	–	–	–	–	–
August 19, 2022	(300,000)	–	(300,000)	–	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–
Warrant Holder 4, as converted	–	–	–	–	–	–	–	–	–	–

Warrant Holder 5
Transfer from Warrant Holder 3	175,000	–	175,000	–	–	–	–	–	–	–
Transfer from Warrant Holder 9	200,000	–	–	200,000	–	–	–	–	–	–
	375,000	–	175,000	200,000	–	–	–	–	–	–
Warrant Holder 5, as converted	126,326	–	58,952	67,374	–	–	–	–	–	–

Warrant Holder 6	250,000	–	–	250,000	–	–	–	–	–	–

Warrant Holder 6, as converted	84,217	–	–	84,217	–	–	–	–	–	–

Warrant Holder 7	400,000	–	–	400,000	–	–	–	–	–	–

Warrant Holder 7, as converted	134,747	–	–	134,747	–	–	–	–	–	–

Warrant Holder 8	775,000	–	–	775,000	–	–	–	–	–	–
September 14, 2022	(775,000)	–	–	(775,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–
Warrant Holder 8, as converted	–	–	–	–	–	–	–	–	–	–

Warrant Holder 9	200,000	–	–	200,000	–	–	–	–	–	–
Transfer to Warrant Holder 5	(200,000)	–	–	(200,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–
Warrant Holder 9, as converted	–	–	–	–	–	–	–	–	–	–

Warrant Holder 10	350,000	–	–	350,000	–	–	–	–	–	–
March 1, 2022	(53,334)	–	–	(53,334)	–	–	–	–	–	–
August 19, 2022	(50,000)	–	–	(50,000)	–	–	–	–	–	–
September 14, 2022	(246,666)	–	–	(246,666)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–
Warrant Holder 10, as converted	–	–	–	–	–	–	–	–	–	–

18

		$0.0001	$1.00	$1.50	$1.65	$1.90	$2.00	$2.50	$3.00	$5.00
Warrant contract	# Shares		$2.97	$4.45			$5.94		$8.91	$14.84
Warrant Holder 11	300,000	–	150,000	–	–	–	150,000	–	–	–
April 14, 2022	170,000	–	–	170,000	–	–	–	–	–	–
	470,000	–	150,000	170,000	–	–	150,000	–	–	–
Warrant Holder 11, as converted	158,328	–	50,530	57,268	–	–	50,530	–	–	–

Warrant Holder 12	1,018,050	–	–	1,018,050	–	–	–	–	–	–
August 19, 2022	(100,000)	–	–	(100,000)	–	–	–	–	–	–
September 14, 2022	(918,050)	–	–	(918,050)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–
Warrant Holder 12, as converted	–	–	–	–	–	–	–	–	–	–

Warrant Holder 13	225,000	–	–	225,000	–	–	–	–	–	–
March 1, 2022	(15,000)	–	–	(15,000)	–	–	–	–	–	–
September 14, 2022	(210,000)	–	–	(210,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–
Warrant Holder 13, as converted	–	–	–	–	–	–	–	–	–	–

Warrant Holder 14	100,000	–	100,000	–	–	–	–	–	–	–
August 19, 2022	(100,000)	–	(100,000)	–	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–
Warrant Holder 14, as converted	–	–	–	–	–	–	–	–	–	–

Warrant Holder 15	100,000	–	–	100,000	–	–	–	–	–	–
September 14, 2022	(100,000)	–	–	(100,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–
Warrant Holder 15, as converted	–	–	–	–	–	–	–	–	–	–

Warrant Holder 16	100,000	–	–	100,000	–	–	–	–	–	–
June 27, 2022	(25,000)	–	–	(25,000)	–	–	–	–	–	–
September 14, 2022	(75,000)	–	–	(75,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–
Warrant Holder 16, as converted	–	–	–	–	–	–	–	–	–	–

Warrant Holder 17	52,050	–	–	52,050	–	–	–	–	–	–
September 14, 2022	(52,050)	–	–	(52,050)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–
Warrant Holder 17, as converted	–	–	–	–	–	–	–	–	–	–

19

		$0.0001	$1.00	$1.50	$1.65	$1.90	$2.00	$2.50	$3.00	$5.00
Warrant contract	# Shares		$2.97	$4.45			$5.94		$8.91	$14.84
Warrant Holder 18	250,000	–	–	–	–	–	–	–	250,000	–

Warrant Holder 18, as converted	84,217	–	–	–	–	–	–	–	84,217	–

Warrant Holder 19	300,000	–	–	300,000	–	–	–	–	–	–
	(300,000)	–	–	(300,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–
Warrant Holder 19, as converted	–	–	–	–	–	–	–	–	–	–

Warrant Holder 20	–	–	–	–	–	–	–	–	–	–
January 3, 2023	100,000	–	–	–	–	–	–	100,000	–	–
Warrant Holder 20	100,000	–	–	–	–	–	–	100,000	–	–

Warrant Holder 21	–	–	–	–	–	–	–	–	–	–
January 20, 2023	250,000	–	–	–	–	250,000	–	–	–	–
Warrant Holder 21	250,000	–	–	–	–	250,000	–	–	–	–

Pre-Funded Warrant	1,350,000	1,350,000	–	–	–	–	–	–	–	–
June 21, 2023	(605,000)	(605,000)	–	–	–	–	–	–	–	–
Pre-Funded Warrant	745,000	745,000	–	–	–	–	–	–	–	–

Series A - Warrant	–	–	–	–	–	–	–	–	–	–
June 16, 2023	3,062,500	–	–	–	3,062,500	–	–	–	–	–
Series A - Warrant	3,062,500	–	–	–	3,062,500	–	–	–	–	–

Series B - Warrant	–	–	–	–	–	–	–	–	–	–
June 16, 2023	3,062,500	–	–	–	3,062,500	–	–	–	–	–
Series B - Warrant	3,062,500	–	–	–	3,062,500	–	–	–	–	–

Total warrants outstanding for purchase of shares:	11,862,500	745,000	822,500	1,020,000	6,125,000	250,000	1,150,000	100,000	250,000	1,400,000
Total warrants outstanding for purchase of shares, as converted:	8,783,912	745,000	277,074	343,606	6,125,000	250,000	387,399	100,000	84,217	471,616

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space under an operating lease commencing December 1, 2017 through November 30, 2019 and a first lease extensions commending December 1, 2019 through May 31, 2020. The second lease extension extends the lease for twenty-four months, beginning on June 1, 2020 and ended on May 31, 2022. The third lease extension extends the lease for twenty-four months, beginning on June 1, 2022 and ending on May 31, 2024. The monthly rent is $3,750. On January 1, 2019, the Company adopted ASC Topic 842, Leases, requiring this lease to be recorded as an asset and corresponding liability on its condensed consolidated balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During both the six month periods ended June 30, 2023 and 2022, rents paid totaled $22,500.

Future minimum rental payments required under the lease are as follows:

2023	$22,500
2024	18,750
Total minimum lease payments:	41,250
Less amount representing interest	(5,251)
Present value of minimum lease payments:	$35,999

As of June 30, 2023, the Company had recorded a right of use asset of $38,987, and current and non-current lease liabilities of $21,276 and $14,723, respectively.

Legal Matters – The Company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the Company’s condensed consolidated financial statements.

Potential Asset Acquisition - On April 6, 2022, the Company entered into a strategic agreement with Statera Biopharma, Inc. (“Statera”) (Nasdaq: STAB) giving Coeptis the exclusive right to negotiate a definitive agreement related to the acquisition by Coeptis of Statera’s toll-like receptor 5 (TLR5) agonist platform, including entolimod, a clinical-stage product currently being developed as a treatment for acute radiation syndrome. In August 2022 the Company and Statera mutually agreed to terminate the strategic agreement.

University of Pittsburgh Option Agreement - On April 29, 2022, the Company entered into an exclusive option agreement with University of Pittsburgh for rights to three chimeric antigen receptor T cell (“CAR-T”) technologies that offer the potential to address a range of hematologic and solid tumors. Among the initial cancer indications under development are pre-clinical programs targeting breast cancer and ovarian cancer. The exclusive option agreement involves the intellectual property rights to three technologies jointly developed in the laboratories of Jason Lohmueller, Ph.D., Assistant Professor of Immunology; Alexander Deiters, Ph.D., Professor of Chemistry; and Olivera Finn, Ph.D., Professor of Immunology: 1) mSA2 affinity-enhanced biotin-binding CAR, 2) universal self-labeling SynNotch and CARs for programable antigen-targeting, and 3) conditional control of universal CAR-T cells through stimulus-reactive adaptors. Per the option agreement, the Company paid the University of Pittsburgh a non-refundable fee of $5,000 for the exclusive option to license the patent rights to each of the three technologies.

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

Deverra Therapeutics, Inc. – On April 13, 2023, the Company entered into a binding term sheet with Deverra Therapeutics, Inc. (“Deverra”) pursuant to which we have obtained an exclusive right, until August 31, 2023, to acquire (either through outright acquisition or by way of license) certain targeted assets from Deverra related to its unmodified and modified immune effector cell technology platforms, including its allogeneic, off-the-shelf cellular immunotherapy platform in exchange for 4,000,000 shares of our common stock and a cash payment of $350,000. More specifically, these assets include two approved Investigational New Drug (“IND”) applications and two Phase 1 clinical trials investigating allogenic cell therapies developed from unmodified natural killer (“NK”) cells generated from pooled donor CD34+ cells (DVX201-AML-01 and DVX201-COV-01).

We believe that the acquisition of these assets or right to these assets would allow us to expand our current portfolio by adding two clinical stage programs to our asset base which we could use to develop multiple novel approaches to pairing cell- and immuno-therapies. The closing of the transaction is subject to numerous conditions, including: (a) due diligence review of Deverra and the targeted assets; (b) the negotiation, execution and delivery of definitive agreements; (c) approvals of all requisite parties to the transaction; (d) modification or restructuring of contracted milestone or other payments due or potentially due at any future time from Deverra in a satisfactory manner; (e) agreement by those certain key persons identified during due diligence review to join Coeptis as employees; (f) Deverra’s completion and delivery of its financial statements for the fiscal years ended December 31, 2021 and 2022, as well as for the three months ended March 31, 2023; (g) Deverra’s delivery of all third party consents; and (h) either (x) the consummation of the proposed public offering to which this prospectus is a part or (y) our determination that we otherwise have sufficient cash on hand.

No assurance can be given that that we will be able to reach a definitive agreement with either of these parties, or that, even if we were to reach a definitive agreement, that either or both of these potential transactions would be consummated. Accordingly, there can be no certainty that either of the opportunities will be completed, or that if they are completed that we will experience any benefits that we believe that we could achieve through the addition of these assets.  In all cases, any such proposed transaction remains subject to our satisfactory due diligence as well as numerous other closing conditions, including in the case of the Deverra opportunity certain rights of first refusal in place that others may possess and exercise.

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

NOTE 7 - 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the three and six month periods ended June 30, 2023 and 2022, no employer contributions were made.

NOTE 8 – INCOME TAXES

For the three and six months ended June 30, 2023 and 2022, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

NOTE 9 – NOTE RECEIVABLE

On July 19, 2023 the Company (“Lender”) entered into a Senior Secured Note agreement with Deverra (“Borrower”). The Company agreed to make advances of principal to the Borrower of up to an aggregate amount equal to $572,000. Any advances are at the sole discretion of the Company. The outstanding unpaid principal balance of the Note bears interest at 3% per annum and is due and payable on the Maturity Date, September 30, 2023.

In the event that a certain business transaction between the Lender and Borrower as contemplated by that certain binding term sheet dated April 13, 2023, and referenced in Note 6, is consummated prior to the Maturity Date, the full amounts due under this Note shall be applied against the cash portion of any closing payment due from the Lender in connection with such transaction and any excess amounts under this Note shall be treated as additional purchase price in connection with the transaction.

As of June 30, 2023, $350,000 of advances were made to the Borrower. To date, $461,905 of advances have been made in total to the Borrower.

NOTE 10 – SUBSEQUENT EVENTS

Management has performed a review of items and transactions occurring after June 30, 2023 to determine if there were any that would require adjustment to or disclosure in the accompanying condensed consolidated financial statements, noting no such items or transactions other than the following item.

On July 14, 2023, the Company and Purple BioTech (“Purple”) executed an amendment to revise the note’s payment schedule. The revised payment schedule has four milestone payments with the first due and paid on July 17, 2023, and on the three calendar quarter-end dates thereafter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed elsewhere in this Quarterly Report on Form 10-Q, pursuant to the Merger, we acquired our primary operating subsidiary Coeptis Therapeutics, Inc. The Merger was accounted for as a “reverse merger,” and Coeptis Therapeutics, Inc. was deemed to be the accounting acquirer in the Merger. Consequently, the financial condition, results of operations and cash flows discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed below are those of Coeptis Therapeutics, Inc. and its consolidated subsidiaries. When we use words in this section like “we,” “us”, “our,” the “Company” and words of the like, unless otherwise indicated, we are referring to the operations of our wholly-owned subsidiaries, including Coeptis Therapeutics, Inc.

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

When we use words like “we,” “us”, “our,” the “Company” and words of the like, unless otherwise indicated, we are referring to the operations of us and our wholly-owned subsidiaries Coeptis Therapeutics, Inc. and Coeptis Pharmaceuticals, Inc. (“Coeptis”).

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three and six months ended June 30, 2023 and 2022, included in Part I, Item 1 of this Form 10-Q.

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

As discussed elsewhere in this Annual Report on Form 10-K, the Merger was treated as a recapitalization of the Company, and was accounted for as a “reverse merger,” and Coeptis was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of Coeptis, and the condensed consolidated financial statements after completion of the Merger will include the assets and liabilities of Coeptis, historical operations of Coeptis and operations of Coeptis from the closing of the Merger.

Company History of Coeptis Therapeutics, Inc.

Coeptis Pharmaceuticals, LLC was formed on July 12, 2017 as a Pennsylvania multi-member limited liability company. On December 1, 2018, the members of LLC contributed their interest to a newly formed corporation, Coeptis Pharmaceuticals, Inc. As of December 1, 2018, the LLC became a disregarded single-member limited liability company which is wholly owned by the newly formed corporation. On February 12, 2021, Vinings Holdings, Inc., a Delaware corporation (“Vinings”), merged (the “Merger”) with and into Coeptis Pharmaceuticals, Inc. On July 12, 2021, the company has legally changed its name from Vinings Holdings, Inc. to Coeptis Therapeutics, Inc. Coeptis was the surviving corporation of that Merger. As a result of the Merger, Vinings acquired the business of Coeptis and will continue the existing business operations of Coeptis as a wholly owned subsidiary. The Merger was treated as a recapitalization of the Company for financial accounting purposes. The historical financial statements of Vinings before the Merger were replaced with the historical financial statements of Coeptis before the Merger in all future filings with the Securities and Exchange Commission (the “SEC”).

Overview and Outlook

We are a pharmaceutical company which owns, acquires, and develops drug products and pharmaceutical technologies which offer improvements to current therapies. Our products and technologies are intended to be commercialized in the US and worldwide markets. Since our inception in 2017, it has acquired and commercialized two drug products for the US market, which were approved as 505b2 applications. These anti-hypertension products were launched into the US market during 2020 through a marketing partner. At launch, the sales and promotional efforts were significantly impeded by the limitation of the global pandemic and as such, we have since abandoned all activities and ownership pertaining to both products. We also began the development of several ANDA products which we divested in 2019 to a larger generic pharmaceutical drug manufacturer, and have moved away from focusing on the commercialization of generic products. In early 2021, we entered into strategic partnerships to co-develop improved therapies for the auto-immune and oncology markets. Following the reverse merger transaction, we continue to focus on identifying and investing resources into innovative products and technologies which we believe will significantly transform our current products and therapies.

During 2020 and continuing through 2021, we faced several operational challenges related to the COVID-19 global pandemic, which we continue to work to overcome. The launch of both 505b2 products was impacted because of various COVID-19 limitations, most notably field sales personnel were not able to make healthcare provider visits in person; thereby limiting the awareness of the availability of these products. We explored and implemented several non-personal promotion efforts, but given the global limitations and dynamics, it was challenging to achieve expected sales. We have since abandoned all activities and ownership pertaining to both products.

In May 2021, we entered into two exclusive option agreements (the “CD38 Agreements”) relating to separate technologies designed to improve the treatment of CD38-related cancers (e.g., multiple myeloma, chronic lymphocytic leukemia, and acute myeloid leukemia) with VyGen-Bio, Inc. (“Vy-Gen”), a majority-owned subsidiary of Vycellix, Inc., a Tampa, Florida-based private, immuno-centric discovery life science company focused on the development of transformational platform technologies to enhance and optimize next-generation cell and gene-based therapies, including T cell and Natural Killer (“NK”) cell-based cancer therapies.

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

CPT60621 – a focus on Parkinson’s Disease. CPT60621 is a novel, ready to use, easy to swallow, oral liquid version of an already approved drug used for the treatment of Parkinson’s Disease (“PD”). The currently approved dosage form is only available as an oral solid tablet which can be difficult to swallow for some PD patients. Per Symphony Health data, an estimated 555,000 prescriptions are dispensed per year for the oral solid tablet version alone.

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

Comparison of the three months ended June 30, 2023 and June 30, 2022

Revenues. Revenues, which were generated from consulting agreements, of $0 and $0 recorded in the three months ended June 30, 2023 and 2022 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses decreased from $9,812,854 in the three months ended June 30, 2022 to $3,638,031 in the three months ended June 30, 2023. The decrease is mainly due to lower professional services expense related to equity transactions.

General and Administrative Expenses. For the three months ended June 30, 2023 and 2022, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $63,826 for the three months ended June 30, 2022 and was $42,636 for the three months ended June 30, 2023. Interest was related to notes payable, which are discussed in detail in the notes to the condensed consolidated financial statements, incorporated by reference herein.

Comparison of the six months ended June 30, 2023 and June 30, 2022

Revenues. Revenues, which were generated from consulting agreements, of $0 and $0 recorded in the six months ended June 30, 2023 and 2022 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses decreased from $25,583,988 in the six months ended June 30, 2022 to $10,118,810 in the six months ended June 30, 2023. The decrease is mainly due to lower professional services expense related to equity transactions.

General and Administrative Expenses. For the six months ended June 30, 2023 and 2022, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $119,644 for the six months ended June 30, 2022 and was $74,053 for the six months ended June 30, 2023. Interest was related to notes payable, which are discussed in detail in the notes to the condensed consolidated financial statements, incorporated by reference herein.

Financial Resources and Liquidity. The Company had limited financial resources during the year ended December 31, 2022 with cash and cash equivalents of $3,791,302. For the six months ended June 30, 2023, cash and cash equivalents decreased to $3,244,812, primarily as a result of the cash paid in connection with the deals related to the Company’s public offering that closed in June 2023. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2023, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

On May 17, 2023, the Company announced that Brian Cogley was appointed as the Company’s new Chief Financial Officer, effective immediately. He replaced Christine Sheehy, who remains with the Company to support the finance team and also in her new role as Vice President of Compliance and Corporate Secretary.

Mr. Cogley has over 15 years of accounting and finance experience, having previously held positions of increasing authority at two “Big 4” accounting firms and served on the management teams of multiple companies in diverse industries. An accountant by training, Mr. Cogley arrives at Coeptis with a career in corporate finance and accounting during which he advised and led the financial operations for companies in multiple industries including life sciences, pharmaceuticals, financial services, and manufacturing. Mr. Cogley’s diverse experience and knowledge of the Sarbanes-Oxley control environment and SEC reporting requirements will help bolster the Company’s internal controls and operational efficiency.

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

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer, Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of President, Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer. Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer. Filed herewith.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEPTIS THERAPEUTICS HOLDINGS, INC.
Registrant

Date: August 11, 2023	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer, Principal Executive Officer

Date: August 11, 2023	By:	/s/ Brian Cogley
Brian Cogley
Chief Financial Officer, Principal Financial and Accounting Officer

