Form 10-Q
period 2023-09-30
Coeptis Therapeutics Holdings, Inc.
filed 2023-11-09
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 8, 2023, was 34,108,036.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2023

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II -- OTHER INFORMATION	33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURES	34

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	As of
	September 30, 2023	December 31, 2022
CURRENT ASSETS
Cash	$1,411,510	$3,791,302
Accounts receivable	–	8,075
Notes receivable	2,500,000	–
Interest receivable	833	–
Prepaid assets, current portion	208,133	142,356
TOTAL CURRENT ASSETS	4,120,476	3,941,733

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	13,622	12,695
Furniture and fixtures, net	11,615	12,542

OTHER ASSETS
Prepaid insurance	205,833	348,333
License right, net of accumulated amortization	2,804,167	3,554,167
Right of use asset, net of accumulated amortization	28,676	58,914
Total other assets	3,038,676	3,961,414
TOTAL ASSETS	$7,170,767	$7,915,689

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$482,005	$99,021
Accrued expenses	298,266	181,998
Notes payable, current portion	825,000	1,500,000
Right of use liability, current portion	10,757	41,618
TOTAL CURRENT LIABILITIES	1,616,028	1,822,637

LONG TERM LIABILITIES
Notes payable	150,000	150,000
Derivative liability warrants	378,375	1,125,000
Right of use liability, non-current portion	14,723	14,723
TOTAL LONG TERM LIABILITIES	543,098	1,289,723
TOTAL LIABILITIES	2,159,126	$3,112,360

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Series B preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding, respectively	–	–
Common stock, $0.0001 par value, 150,000,000 shares authorized, 32,991,036 shares issued and outstanding at September 30, 2023, and 19,566,839 shares issued and outstanding at December 31, 2022	3,299	1,957
Additional paid-in capital	87,990,247	70,541,095
Accumulated deficit	(82,981,905)	(65,739,723)
TOTAL STOCKHOLDERS' EQUITY	5,011,641	4,803,329
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,170,767	$7,915,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
SALES
Consulting services	$–	$–	$–	$–
Sales	–	–	–	–
Total sales	–	–	–	–
Cost of goods	–	–	–	–
Gross profit	–	–	–	–

COST OF OPERATIONS
Research and development	4,983,349	20,887	5,386,129	20,887
General and administrative expenses	2,815,870	5,488,540	12,457,548	30,948,831
Selling and marketing	12,412	2,859	12,711	6,911
Interest expense	19,800	56,423	93,853	176,068
	7,831,431	5,568,709	17,950,241	31,152,697

LOSS FROM OPERATIONS	(7,831,431)	(5,568,709)	(17,950,241)	(31,152,697)

OTHER INCOME (EXPENSE)

Royalties and licensing fees	(15,000)	(80,000)	(15,000)	(85,000)
Other expense	(23,601)	–	(23,566)	–
Loss on extinguishment of debt	–	–	–	(3,393,542)
Gain on change in fair value of derivative liability warrants	1,609,125	–	746,625	–
TOTAL OTHER INCOME (EXPENSE), NET	1,570,524	(80,000)	708,059	(3,478,542)

LOSS BEFORE INCOME TAXES	(6,260,907)	(5,648,709)	(17,242,182)	(34,631,239)

PROVISION (BENEFIT) FOR INCOME TAXES	–	–	–	–
NET LOSS	$(6,260,907)	$(5,648,709)	$(17,242,182)	$(34,631,239)

LOSS PER SHARE

Loss per share, basic and fully diluted*	$(0.23)	$(0.42)	$(0.75)	$(2.66)

Weighted average number of common shares outstanding*	26,650,210	13,455,905	22,957,402	13,029,717

The accompanying notes are an integral part of the condensed consolidated financial statements.

*	September 30, 2022 retroactively adjusted to reflect the impact of the 1 for 2.96851721 reverse stock split from October 28, 2022

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	SERIES B				ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2021*	8,000	$1	12,492,050	$1,196	$30,146,728	$–	$(247,165)	$(27,550,126)	$2,350,634

Shares issued for cash*	–	–	142,158	14	1,265,986	–	–	–	1,266,000

Shares issued for services*	–	–	397,505	40	3,539,960	–	–	–	3,540,000

Retirement of shares	–	–	(110,762)	–	(247,165)	–	247,165	–	–

Warrants converted to shares*	–	–	24,704	2	107,498	2,500	–	–	110,000

Warrants issued for services	–	–	–	–	10,841,695	–	–	–	10,841,695

Warrants issued for extinguishment of debt	–	–	–	–	3,408,559	–	–	–	3,408,559

Net loss	–	–	–	–	–	–	–	(19,179,693)	(19,179,693)

BALANCE AT MARCH 31, 2022*	8,000	$1	12,945,655	$1,252	$49,063,261	$2,500	$–	$(46,729,819)	$2,337,195

Shares issued for cash	–	–	76,974	8	685,477	–	–	–	685,485

Shares issued for services	–	–	20,212	2	179,998	–	–	–	180,000

Warrants converted to shares	–	–	99,376	10	382,490		–	–	382,500

Warrants issued for services	–	–	–	–	8,278,691	–	–	–	8,278,691

Net loss	–	–	–	–	–	–	–	(9,802,837)	(9,802,837)

BALANCE AT JUNE 30, 2022*	8,000	$1	13,142,217	$1,272	$58,589,917	$2,500	$–	$(56,532,656)	$2,061,034

Shares issued for cash	–	–	185,278	19	1,319,981	–	–	–	1,320,000

Shares issued for services	–	–	101,061	10	899,990	–	–	–	900,000

Warrants converted to shares	–	–	1,126,578	113	4,758,212	(2,500)	–	–	4,755,824

Warrants issued for services	–	–	–	–	3,355,206	–	–	–	3,355,206

Net loss	–	–	–	–	–	–	–	(5,648,709)	(5,648,709)

BALANCE AT SEPTEMBER 30, 2022*	8,000	$1	14,555,133	$1,414	$68,923,306	$–	$–	$(62,181,365)	$6,743,355

Continued

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

(Continued)

	SERIES B				ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2022	–	$–	19,566,839	$1,957	$70,541,095	$–	$–	$(65,739,723)	$4,803,329

Shares issued for services	–	–	1,374,197	137	2,396,677	720,000	–	–	3,116,814

Warrants issued for services	–	–	–	–	1,111,706	–	–	–	1,111,706

Stock based compensation	–	–	–	–	122,391	–	–	–	122,391

Net loss	–	–	–	–	–	–	–	(7,868,244)	(7,868,244)

BALANCE AT MARCH 31, 2023	–	$–	20,941,036	$2,094	$74,171,869	$720,000	$–	$(73,607,967)	$1,285,996

Shares issued for services	–	–	700,000	70	1,070,930	(720,000)	–	–	351,000

Warrants issued for services	–	–	–	–	811,500	–	–	–	811,500

Stock based compensation	–	–	–	–	113,301	–	–	–	113,301

Issuance of common stock and warrants, net of issuance costs	–	–	2,755,000	276	3,040,585	–	–	–	3,040,861

Net loss	–	–	–	–	–	–	–	(3,113,031)	(3,113,031)

BALANCE AT JUNE 30, 2023	–	$–	24,396,036	$2,440	$79,208,185	$–	$–	$(76,720,998)	$2,489,627

Shares issued for cash	–	–	500,000	50	499,950	–	–	–	500,000

Shares issued in exchange for note receivable	–	–	2,500,000	250	2,499,750	–	–	–	2,500,000

Shares issued for services	–	–	550,000	54	531,746	–	–	–	531,800

Warrants issued for services	–	–	–	–	514,819	–	–	–	514,819

Stock based compensation	–	–	–	–	113,301	–	–	–	113,301

Issuance of common stock and warrants, net of issuance costs	–	–	745,000	75	–	–	–	–	75

Shares issued for the conversion of debt	–	–	300,000	30	302,896	–	–	–	302,926

Shares issued in connection with asset purchase agreement	–	–	4,000,000	400	4,319,600	–	–	–	4,320,000

Net loss	–	–	–	–	–	–	–	(6,260,907)	(6,260,907)

BALANCE AT SEPTEMBER 30, 2023	–	$–	32,991,036	$3,299	$87,990,247	$–	$–	$(82,981,905)	$5,011,641

*	Retroactively adjusted to reflect the impact of the 1 for 2.96851721 reverse stock split from October 28, 2022

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended
	September 30, 2023	September 30, 2022
OPERATING ACTIVITIES

Net loss	$(17,242,182)	$(34,631,239)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	750,927	751,038
Gain on change in value of warrant liability	(746,625)	–
Stock based compensation	348,993	–
Shares issued for non-employee services	3,999,614	4,620,000
Warrants issued for extinguishment of debt	–	3,408,559
Warrants issued for services	2,438,026	22,475,592
Shares issued in connection with asset purchase agreement	4,320,000	–
(Increase) decrease in:
Accounts receivable	8,075	(8,075)
Interest receivable	(833)	–
Prepaid assets	76,724	–
Right of use asset/liability	(623)	836
Increase (decrease) in:
Accounts payable	382,983	193,780
Accrued expenses	119,193	161,050
NET CASH USED IN OPERATING ACTIVITIES	(5,545,728)	(3,028,459)

INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES

Proceeds from issuance of common stock and warrants, net of issuance costs	3,040,935	–
Repayment of notes payable	(374,999)	(300,000)
Shares issued for cash	500,000	3,271,485
Shares issued for cash for the conversion warrants	–	5,248,324
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,165,936	8,219,809
NET INCREASE (DECREASE) IN CASH	(2,379,792)	5,191,351
CASH AT BEGINNING OF PERIOD	3,791,302	2,179,558
CASH AT END OF PERIOD	$1,411,510	$7,370,909

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

SUPPLEMENTAL NON-CASH DISCLOSURES

Shares issued in exchange for notes receivable	$2,500,000	$–
Shares issued for the conversion of debt	$302,926	$–

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2023 and 2022 (unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023. There have been no material changes to the significant accounting policies during the three-month and nine-month periods ended September 30, 2023, except for items mentioned below.

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

Adoption of New Accounting Pronouncements

During the three months and nine months ended September 30, 2023 and 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

Going Concern – The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in the United States of America, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of September 30, 2023, the Company had an accumulated deficit of $82,981,905. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

In September of 2021, the Company executed a license termination agreement with the foreign entity to cease all efforts for sales and promotion of the product in the United States and Puerto Rico. The termination included (i) issuance of $1,500,000 of convertible debt due in 2023 to satisfy amounts owed for the license, (ii) the issue of warrants (See Note 5) and (iii) transfer of inventory ownership back to the foreign entity. In conjunction with this termination, the Company also terminated its marketing agreement with a third party for the Product’s sales and promotion. On July 14, 2023, the Company executed an amendment to revise the note’s payment schedule. The revised payment schedule has four milestone payments (the first two of which were paid on July 17, 2023 and September 30, 2023, with the remaining two due on December 31, 2023 and March 31, 2024). As of September 30, 2023, there was an outstanding balance of $625,000 due under the convertible note.

During the year ended December 31, 2021, the Company and VyGen-Bio, Inc. (“Vy-Gen”) entered into agreements to jointly develop and commercialize two Vy-Gen product candidates, CD38-GEAR-NK and CD38-Diagnostic (the “CD38 Assets”). The Company paid $1,750,000 and issued promissory notes totaling $3,250,000 to Vy-Gen in accordance with the agreements. The collaboration arrangement provides the right for the Company to participate, under the direction of a joint steering committee, in the development and commercialization of the CD38 Assets and a 50/50 profit share, with the profit share subject to contingent automatic downward adjustment up to 25% upon an event of default in connection with the promissory notes. The Company capitalized $5,000,000 to be amortized over a five-year period in which the CD38 Assets are expected to contribute to future cash flows. In March of 2022, a $250,000 payment was made toward the promissory notes. In November of 2022, a $1,500,000 payment was made toward the promissory notes, and the accrued interest was forgiven. As of September 30, 2023, there is no balance due under the two promissory notes. The Company is in compliance with the option agreement as of September 30, 2023.

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

In September 2021, as part of a termination of a license agreement with Purple BioTech (“Purple”), the Company issued a convertible note in the principal amount of $1,500,000 that is payable on or before February 2023, bearing interest of 5% per annum and convertible in whole or in part at any time by Purple into shares of Common Stock of the Company. The conversion price is $5 per share of common stock, subject to certain adjustments under such terms and conditions as agreed between the parties. The Company may prepay the principal amount of the Note plus accrued and unpaid interest at any time, prior to the Maturity Date. Inventory, which has been fully written-off on the Company’s balance sheet, will be transferred back to Purple at Purple’s cost. On July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule, extending the outside maturity date to March 31, 2024. As of September 30, 2023, there was an outstanding balance of $625,000 due under the convertible note.

In May 2023, the Company entered into an unsecured Note agreement with an unrelated party in the principal amount of $200,000, which is secured by a security agreement, together with interest at 4.5% which was due on June 15, 2023. The Note has not been paid and is currently in default. The Company and the unrelated party have verbally agreed to convert the principal into equity at a later date.

In June 2023, the Company entered into an unsecured Note agreement with an unrelated party in the principal amount of $150,000. In August 2023, this Note was converted into shares of the Company’s common stock.

In September 2023, the Company entered into an unsecured convertible Note agreement in the principal amount of $150,000. Shortly thereafter, prior to September 30, 2023, this Note was converted into shares of the Company’s common stock.

Loans under the CARES Act -- On July 8, 2020, the Company received a loan of $150,000 from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly in the amount of $731. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. Installment payments have been deferred by the SBA until January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of September 30, 2023 and 2022.

Maturities of notes payable are as follows for the years ended December 31,

2023	$200,000
2024	625,000
2025	–
2026	–
2027	1,687
Thereafter	148,313
Total notes payable	$975,000

Derivative Liability Warrants -

At September 30, 2023, there were (i) 7,500,000 public warrants (the “Public Warrants”) outstanding that were issued as part of Bull Horn’s November 2020 initial public offering, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share, (ii) 3,750,000 private warrants (the “Private Placement Warrants”) outstanding that were issued to our sponsor Bull Horn Holdings Sponsor LC and the underwriters in Bull Horn’s initial public offering in November 2020, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share, The Private Placement Warrants became exercisable on the consummation of our Business Combination in October 2022. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock. With respect to the shares of common stock issuable upon the exercise of the Public Warrants, the class A warrants and the class B warrants during any period when the Company shall have failed to maintain an effective registration statement related to the issuance of such shares underlying the applicable warrants, the holder of any applicable warrants may exercise its warrant on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Warrant Liability – Public Warrants	1	$169,500	$750,000
Warrant Liability – Private Placement Warrants	3	$208,875	$375,000

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2023	December 31, 2022
Risk-free interest rate	4.56%	3.97%
Expected volatility	59.41%	67.1%
Exercise price	$11.50	$11.50
Stock price	$1.16	$1.53

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$375,000	$750,000	$1,125,000
Change in valuation inputs	1,012,500	375,000	1,387,500
Fair value as of March 31, 2023	1,387,500	1,125,000	2,512,500
Change in valuation inputs	75,000	(600,000)	(525,000)
Fair value as of June 30, 2023	1,462,500	525,000	1,987,500
Change in valuation inputs	(1,253,625)	(355,500)	(1,609,125)
Fair value as of September 30, 2023	$208,875	$169,500	$378,375

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2023 and 2022.

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

Common Stock - As of September 30, 2023 the Company had 32,991,036 shares of its common stock issued and outstanding, and on December 31, 2022 the Company had 19,566,839 shares of its common stock issued and outstanding. All references to the common shares outstanding have been retroactively adjusted to reflect the stock split unless stated otherwise.

In 2022, and again in 2023, Coeptis Therapeutics Holdings, Inc., raised capital by issuance of common stock above the stated par value. The contributed capital recognized as additional paid in capital during the nine months ended September 30, 2023 and 2022 was $499,950 and $3,271,444, respectively. During the nine months ended September 30, 2023 and 2022, there were no in capital distributions.

On June 16, 2023, the Company completed a public offering issuing 2,150,000 shares of our common stock, 1,350,000 pre-funded warrants, 3,062,500 Series A Warrants and 3,062,500 Series B Warrants, for net proceeds of approximately $3.0 million, after offering costs. The Pre-funded warrants are immediately exercisable, at a price of $0.0001 per share, with no expiration date. As of September 30, 2023, all of the of the pre-funded warrants had been exercised for a total of 3,500,000 shares of common stock issued as a result of the public offering. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. Each Series Warrant to purchase one share of common stock has an exercise price of $1.65 per share, and is initially exercisable commencing 6 months from the date of the offering. The Series Warrants are exercisable for a term of five years following the initial exercise date. As discussed in Note 11, Subsequent Events, each Series Warrant was repriced from an exercise price of $1.65 per share to an exercise price of $1.36 per share in connection with the October private placement. See Note 11, Subsequent Events.

Treasury Stock – As part of the Merger in February of 2021, Coeptis Therapeutics, Inc., our wholly-owned subsidiary, repurchased 110,762 shares of its common stock previously held by shareholders of Vinings Holdings Inc. (the former name of Coeptis Therapeutics, Inc.). The stock was recorded at the cost paid for it, of $247,165 and held as Treasury stock for the duration of 2021. Subsequent to year end, the Company retired the 110,762 shares of Treasury Stock, as of February 18, 2022. There was no treasury stock at September 30, 2023 and 2022.

Preferred Stock – As of September 30, 2023 the Company had no shares of preferred stock issued and outstanding. As of September 30, 2022, Coeptis Therapeutics, Inc., our wholly-owned subsidiary, had 8,000 shares of its Series B preferred stock issued and outstanding. The Series B preferred stock was converted into common equity immediately prior to the consummation of the Business Combination, and the shares of common stock received in such conversion were exchanged for shares of common stock in the Company at the closing of the Business Combination.

Stock Based Compensation –

Stock Based Compensation

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2022	–	–
Granted	1,457,500	$2.20	8.53	$–
Forfeited	–	–
Exercised	–	–
Outstanding at September 30, 2023	1,457,500	$2.20	7.86	$–

For the three months ended September 30, 2023 and 2022, the Company recorded $113,301 and $0, respectively, for stock-based compensation expense related to stock options. For the nine months ended September 30, 2023 and 2022, the Company recorded $348,993 and $0, respectively, for stock-based compensation expense related to stock options. As of September 30, 2023, unamortized stock-based compensation for stock options was $1,093,448 to be recognized through December 31, 2026.

The options granted during the nine months ended September 30, 2023 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

For the nine months ended September 30, 2023
Expected term, in years	5.38
Expected volatility	79.35%
Risk-free interest rate	3.66%
Dividend yield	–

Common Stock Warrants –

As a result of the Merger on October 28, 2022, all surviving warrants from Coeptis Therapeutics, Inc. were converted using a 2.9685:1 ratio, and became exercisable to acquire shares of the Company’s common stock.

On November 23, 2020, Coeptis Therapeutics, Inc. (under its prior name Vinings Holdings Inc.) issued a class A and a class B warrant to Coral Investment Partners, LP (“CIP”), with each warrant granting CIP the right to purchase 500,000 shares of common stock at a price of $2 for Class A or $5 for Class B. The warrants expire on November 30, 2023. The warrants also contain a cashless exercise provision and contain anti-dilution provisions. In October 2021, the Company was notified by the warrant holder that they intend to exercise its right to purchase shares of the Company under these warrants. However, the required cash payment has not been received, and as of September 30, 2023, all warrants remain outstanding, exercisable to acquire 336,869 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 1 – On May 28, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 500,000 shares of common stock at a price of $1 per share, 500,000 shares at $2 per share, and 500,000 shares at $5 per share. The warrants expire on June 1, 2026. As part of the call, 2,500 warrants at $1 per share were exercised on July 28, 2022. As of September 30, 2023, the remaining warrants outstanding are exercisable to acquire 504,461 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 2 – On July 30, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1 per share, 100,000 shares at $2 per share, and 100,000 shares at $5 per share. The warrants expire on July 26, 2026. As part of the call, 5,000 warrants at $1 per share were exercised on March 1, 2022, and 195,000 warrants at $1 per share and 75,000 warrants at $2 per share were exercised on June 27, 2022. 25,000 warrants at $2 per share expired on September 13, 2022 as a result of the call. As of September 30, 2023, the remaining warrants outstanding are exercisable to acquire 33,687 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

On September 22, 2021, Coeptis Therapeutics, Inc. issued a warrant in conjunction with the termination of the license right (see Note 3) with Purple, granting Purple the right to purchase 300,000 shares of common stock at $5 per share, subject to certain adjustments. During 2021, the Company recorded $1,897,585 as general and administrative expense in condensed consolidated statement of operations upon immediate vesting of the Warrant. The warrant was valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price of $5.00 per share, 2) fair value of $6.50 per share, 3) discount rate of 0.48%, 3) dividend rate of 0%, and 4) a term of 3 years. As of September 30, 2023, all warrants remain outstanding and are exercisable to acquire 101,061 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 3 – On December 20, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for services to be provided, granting the warrant holder the right to purchase 600,000 shares of common stock at a price of $1 per share. The warrants expire on December 20, 2026. As part of the call, 300,000 of the warrants were transferred to Warrant Holder 4, and 175,000 of the warrants were transferred to Warrant Holder 5. The remaining 115,000 warrants at $1 per share were exercised on August 19, 2022, and 10,000 warrants at $1 per share expired on September 13, 2022 as a result of the call. As of September 30, 2023, there are no warrants outstanding.

Warrant Holder 4 – On July 13, 2022, Warrant Holder 3 transferred 300,000 warrants to Warrant Holder 4 with the same terms. As part of a call, 300,000 warrants at $1 per share were exercised on August 19, 2022. As of September 30, 2023, there are no warrants outstanding.

Warrant Holder 5 – On September 6, 2022, Warrant Holder 3 transferred 175,000 warrants to Warrant Holder 5 with the same terms, and Warrant Holder 9 transferred 200,000 to Warrant Holder 5 with the same terms. As of September 30, 2023, all warrants remain outstanding and are exercisable to acquire 126,326 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 6 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification. As of September 30, 2023, all warrants remain outstanding and are exercisable to acquire 84,217 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022

Warrant Holder 7 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 400,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification. As of September 30, 2023, all warrants remain outstanding and are exercisable to acquire 134,747 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 8 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 775,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 775,000 warrants at $1.50 per share were exercised on September 14, 2022. As of September 30, 2023, there are no warrants outstanding.

Warrant Holder 9 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, all 200,000 warrants at $1.50 per share were transferred to Warrant Holder 5. As of September 30, 2023, there are no warrants outstanding.

Warrant Holder 10 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 350,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 53,334 warrants at $1.50 per share were exercised on March 1, 2022, 50,000 warrants at $1.50 per share were exercised on August 19, 2022 and 246,666 warrants at $1.50 per share were exercised on September 14, 2022. As of September 30, 2023, there are no warrants outstanding.

Warrant Holder 11 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 150,000 shares of common stock at a price of $1 per share and 150,000 shares at $2 per share. The warrants expire on January 31, 2024. On April 14, 2022, the Company issued an additional warrant in exchange for professional services, granting the warrant holder the right to purchase an additional 170,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As of September 30, 2023, all warrants remain outstanding and are exercisable to acquire 158,328 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 12 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 1,018,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on August 19, 2022, and 918,050 warrants at $1.50 per share were exercised on September 14, 2022. As of September 30, 2023, there are no warrants outstanding.

Warrant Holder 13 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 225,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 15,000 warrants at $1.50 per share were exercised on March 1, 2022, and 210,000 warrants at $1.50 per share were exercised on September 14, 2022. As of September 30, 2023, there are no warrants outstanding.

Warrant Holder 14 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1 per share were exercised on August 19, 2022. As of September 30, 2023, there are no warrants outstanding.

Warrant Holder 15 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on September 14, 2022. As of September 30, 2023, there are no warrants outstanding.

Warrant Holder 16 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 25,000 warrants at $1.50 per share were exercised on June 27, 2022, and 75,000 warrants at $1.50 per share were exercised on September 14, 2022. As of September 30, 2023, there are no warrants outstanding.

Warrant Holder 17 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 52,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 52,050 warrants at $1.50 per share were exercised on September 14, 2022. As of September 30, 2023, there are no warrants outstanding.

Warrant Holder 18 – On March 30, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $3 per share. The warrants expire on March 30, 2024. As of September 30, 2023, all warrants remain outstanding and are exercisable to acquire 84,217 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 19 – On March 30, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 300,000 shares of common stock at a price of $1.50 per share. The warrants expire on April 1, 2027. As part of the call, 300,000 warrants at $1.50 per share were exercised on September 14, 2022. As of September 30, 2023, there are no warrants outstanding.

Warrant Holder 20 – On January 3, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $2.50 per share. The warrants expire on January 2, 2027. As of September 30, 2023, all warrants remain outstanding.

Warrant Holder 21 – On January 3, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.90 per share. The warrants expire on January 19, 2027. As of September 30, 2023, all warrants remain outstanding.

Warrant Holder 22 – On June 16, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 126,000 shares of common stock at a price of $1.25 per share. The warrants expire on December 16, 2028. As of September 30, 2023, all warrants remain outstanding.

Warrant Holder 23 – On June 16, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 84,000 shares of common stock at a price of $1.25 per share. The warrants expire on December 16, 2028. As of September 30, 2023, all warrants remain outstanding.

The warrants issued since May 28, 2021 and as of September 30, 2023 were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price ranging from $1.00 to $5.00 per share, 2) fair value ranging from $4.80 to $6.00 per share, 3) discount rate ranging from 1.15% to 2.31%, 3) dividend rate of 0%, and 4) a term ranging from 2 to 5 years.

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

Warrant		$0.0001	$1.00	$1.25	$1.50	$1.65	$1.90	$2.00	$2.50	$3.00	$5.00
contract	# Shares		$2.97		$4.45			$5.94		$8.91	$14.84
Coral Investment Partners Warrants	1,000,000	–	–	–	–	–	–	500,000	–	–	500,000
Coral Investment Partners Warrants, as converted	336,869	–	–	–	–	–	–	168,434	–	–	168,434

Warrant Holder 1	1,500,000	–	500,000	–	–	–	–	500,000	–	–	500,000
July 28, 2022	(2,500)	–	(2,500)	–	–	–	–	–	–	–	–
	1,497,500	–	497,500	–	–	–	–	500,000	–	–	500,000
Warrant Holder 1, as converted	504,461	–	167,592	–	–	–	–	168,434	–	–	168,434

Warrant Holder 2	400,000	–	200,000	–	–	–	–	100,000	–	–	100,000
March 1, 2022	(5,000)	–	(5,000)	–	–	–	–	–	–	–	–
June 27, 2022	(270,000)	–	(195,000)	–	–	–	–	(75,000)	–	–	–
Expired – September 13, 2022	(25,000)	–	–	–	–	–	–	(25,000)	–	–	–
	100,000	–	–	–	–	–	–	–	–	–	100,000
Warrant Holder 2, as converted	33,687	–	–	–	–	–	–	–	–	–	33,687

Purple BioTech	300,000	–	–	–	–	–	–	–	–	–	300,000
Purple BioTech, as converted	101,061	–	–	–	–	–	–	–	–	–	101,061

Warrant Holder 3	600,000	–	600,000	–	–	–	–	–	–	–	–
Transfer to Warrant Holder 4	(300,000)	–	(300,000)	–	–	–	–	–	–	–	–
Transfer to Warrant Holder 5	(175,000)	–	(175,000)	–	–	–	–	–	–	–	–
August 19, 2022	(115,000)	–	(115,000)	–	–	–	–	–	–	–	–
Expired – September 13, 2022	(10,000)	–	(10,000)	–	–	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 3, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 4
Transfer from Warrant Holder 3	300,000	–	300,000	–	–	–	–	–	–	–	–
August 19, 2022	(300,000)	–	(300,000)	–	–	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 4, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant		$0.0001	$1.00	$1.25	$1.50	$1.65	$1.90	$2.00	$2.50	$3.00	$5.00
contract	# Shares		$2.97		$4.45			$5.94		$8.91	$14.84

Warrant Holder 5
Transfer from Warrant Holder 3	175,000	–	175,000	–	–	–	–	–	–	–	–
Transfer from Warrant Holder 9	200,000	–	–	–	200,000	–	–	–	–	–	–
	375,000	–	175,000	–	200,000	–	–	–	–	–	–
Warrant Holder 5, as converted	126,326	–	58,952	–	67,374	–	–	–	–	–	–

Warrant Holder 6	250,000	–	–	–	250,000	–	–	–	–	–	–
Warrant Holder 6, as converted	84,217	–	–	–	84,217	–	–	–	–	–	–

Warrant Holder 7	400,000	–	–	–	400,000	–	–	–	–	–	–
Warrant Holder 7, as converted	134,747	–	–	–	134,747	–	–	–	–	–	–

Warrant Holder 8	775,000	–	–	–	775,000	–	–	–	–	–	–
September 14, 2022	(775,000)	–	–	–	(775,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 8, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 9	200,000	–	–	–	200,000	–	–	–	–	–	–
Transfer to Warrant Holder 5	(200,000)	–	–	–	(200,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 9, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 10	350,000	–	–	–	350,000	–	–	–	–	–	–
March 1, 2022	(53,334)	–	–	–	(53,334)	–	–	–	–	–	–
August 19, 2022	(50,000)	–	–	–	(50,000)	–	–	–	–	–	–
September 14, 2022	(246,666)	–	–	–	(246,666)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 10, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 11	300,000	–	150,000	–	–	–	–	150,000	–	–	–
April 14, 2022	170,000	–	–	–	170,000	–	–	–	–	–	–
	470,000	–	150,000	–	170,000	–	–	150,000	–	–	–
Warrant Holder 11, as converted	158,328	–	50,530	–	57,268	–	–	50,530	–	–	–

Warrant		$0.0001	$1.00	$1.25	$1.50	$1.65	$1.90	$2.00	$2.50	$3.00	$5.00
contract	# Shares		$2.97		$4.45			$5.94		$8.91	$14.84

Warrant Holder 12	1,018,050	–	–	–	1,018,050	–	–	–	–	–	–
August 19, 2022	(100,000)	–	–	–	(100,000)	–	–	–	–	–	–
September 14, 2022	(918,050)	–	–	–	(918,050)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 12, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 13	225,000	–	–	–	225,000	–	–	–	–	–	–
March 1, 2022	(15,000)	–	–	–	(15,000)	–	–	–	–	–	–
September 14, 2022	(210,000)	–	–	–	(210,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 13, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 14	100,000	–	100,000	–	–	–	–	–	–	–	–
August 19, 2022	(100,000)	–	(100,000)	–	–	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 14, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 15	100,000	–	–	–	100,000	–	–	–	–	–	–
September 14, 2022	(100,000)	–	–	–	(100,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 15, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 16	100,000	–	–	–	100,000	–	–	–	–	–	–
June 27, 2022	(25,000)	–	–	–	(25,000)	–	–	–	–	–	–
September 14, 2022	(75,000)	–	–	–	(75,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 16, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 17	52,050	–	–	–	52,050	–	–	–	–	–	–
September 14, 2022	(52,050)	–	–	–	(52,050)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 17, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant		$0.0001	$1.00	$1.25	$1.50	$1.65	$1.90	$2.00	$2.50	$3.00	$5.00
contract	# Shares		$2.97		$4.45			$5.94		$8.91	$14.84

Warrant Holder 18	250,000	–	–	–	–	–	–	–	–	250,000	–
Warrant Holder 18, as converted	84,217	–	–	–	–	–	–	–	–	84,217	–

Warrant Holder 19	300,000	–	–	–	300,000	–	–	–	–	–	–
	(300,000)	–	–	–	(300,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 19, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 20	–	–	–	–	–	–	–	–	–	–	–
January 3, 2023	100,000	–	–	–	–	–	–	–	100,000	–	–
Warrant Holder 20	100,000	–	–	–	–	–	–	–	100,000	–	–

Warrant Holder 21	–	–	–	–	–	–	–	–	–	–	–
January 20, 2023	250,000	–	–	–	–	–	250,000	–	–	–	–
Warrant Holder 21	250,000	–	–	–	–	–	250,000	–	–	–	–

Pre-Funded Warrant	1,350,000	1,350,000	–	–	–	–	–	–	–	–	–
June 21, 2023	(605,000)	(605,000)	–	–	–	–	–	–	–	–	–
Pre-Funded Warrant	745,000	745,000	–	–	–	–	–	–	–	–	–

Series A – Warrant	–	–	–	–	–	–	–	–	–	–	–
June 16, 2023	3,062,500	–	–	–	–	3,062,500	–	–	–	–	–
Series A – Warrant	3,062,500	–	–	–	–	3,062,500	–	–	–	–	–

Series B – Warrant	–	–	–	–	–	–	–	–	–	–	–
June 16, 2023	3,062,500	–	–	–	–	3,062,500	–	–	–	–	–
Series B – Warrant	3,062,500	–	–	–	–	3,062,500	–	–	–	–	–

Warrant Holder 25	–	–	–	–	–	–	–	–	–	–	–
June 16, 2023	126,000	–	–	126,000	–	–	250,000	–	–	–	–
Warrant Holder 22	126,000	–	–	126,000	–	–	250,000	–	–	–	–

Warrant		$0.0001	$1.00	$1.25	$1.50	$1.65	$1.90	$2.00	$2.50	$3.00	$5.00
contract	# Shares		$2.97		$4.45			$5.94		$8.91	$14.84

Warrant Holder 26	–	–	–	–	–	–	–	–	–	–	–
June 16, 2023	84,000	–	–	84,000	–	–	250,000	–	–	–	–
Warrant Holder 23	84,000	–	–	84,000	–	–	250,000	–	–	–	–

Total warrants outstanding for purchase of shares:	12,072,500	745,000	822,500	210,000	1,020,000	6,125,000	250,000	1,150,000	100,000	250,000	1,400,000
Total warrants outstanding for purchase of shares, as converted:	8,993,912	745,000	277,074	210,000	343,606	6,125,000	250,000	387,399	100,000	84,217	471,616

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases – The Company leases office space under an operating lease commencing December 1, 2017 through November 30, 2019 and a first lease extensions commencing December 1, 2019 through May 31, 2020. The second lease extension extends the lease for twenty-four months, beginning on June 1, 2020 and ended on May 31, 2022. The third lease extension extends the lease for twenty-four months, beginning on June 1, 2022 and ending on May 31, 2024. The monthly rent is $3,750. On January 1, 2019, the Company adopted ASC Topic 842, Leases, requiring this lease to be recorded as an asset and corresponding liability on its condensed consolidated balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During both the nine-month periods ended September 30, 2023 and 2022, rents paid totaled $33,750.

Future minimum rental payments required under the lease are as follows:

2023	$11,250
2024	18,750
Total minimum lease payments:	30,000
Less amount representing interest	(4,520)
Present value of minimum lease payments:	$25,480

As of September 30, 2023, the Company had recorded a right of use asset of $28,676, and current and non-current lease liabilities of $10,757 and $14,723, respectively.

Legal Matters – The Company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the Company’s condensed consolidated financial statements.

University of Pittsburgh Option Agreement – On April 29, 2022, the Company entered into an exclusive option agreement with University of Pittsburgh for rights to three chimeric antigen receptor T cell (“CAR-T”) technologies that offer the potential to address a range of hematologic and solid tumors. Among the initial cancer indications under development are pre-clinical programs targeting breast cancer and ovarian cancer. The exclusive option agreement involves the intellectual property rights to three technologies jointly developed in the laboratories of Jason Lohmueller, Ph.D., Assistant Professor of Immunology; Alexander Deiters, Ph.D., Professor of Chemistry; and Olivera Finn, Ph.D., Professor of Immunology: 1) mSA2 affinity-enhanced biotin-binding CAR, 2) universal self-labeling SynNotch and CARs for programable antigen-targeting, and 3) conditional control of universal CAR-T cells through stimulus-reactive adaptors. Per the option agreement, the Company paid the University of Pittsburgh a non-refundable fee of $5,000 for the exclusive option to license the patent rights to each of the three technologies. On October 16, 2023, the Company terminated the remaining portion of the option agreement with the University of Pittsburgh.

CAR T License – On August 31, 2022, the Company entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. The Company paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology. Under the terms of the agreement, the Company has been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, the Company paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement) and royalties equal to 3.5% of net sales. On January 25, 2023, the Company entered into a corporate research agreement with the University of Pittsburgh for the pre-clinical development of SNAP-CART cells targeting HER2. The Company agreed to pay $716,714 for performance-based milestones.

In September 2023, the Company expanded its exclusive license agreement with the University of Pittsburgh to include the SNAP-CAR technology platform in natural killer (NK) cells. The Company agreed to pay $2,000 to amend the agreement.

Deverra Therapeutics, Inc. – On August 16, 2023, the Company entered into an exclusive licensing arrangement (the “License Agreement”) with Deverra Therapeutics Inc. (“Deverra”), pursuant to which the Company completed the exclusive license of key patent families and related intellectual property related to a proprietary allogeneic stem cell expansion and directed differentiation platform for the generation of multiple distinct immune effector cell types, including natural killer (NK) and monocyte/macrophages. The License Agreement provides the Company with exclusive rights to use the license patents and related intellectual property in connection with development and commercialization efforts in the defined field of use (the “Field”) of (a) use of unmodified NK cells as anti-viral therapeutic for viral infections, and/or as a therapeutic approach for treatment of relapsed/refractory AML and high-risk MDS; (b) use of Deverra’s cell therapy platform to generate NK cells for the purpose of engineering with Coeptis SNAP-CARs and/or Coeptis GEAR Technology; and (c) use of Deverra’s cell therapy platform to generate myeloid cells for the purpose of engineering with the Company’s current SNAP-CAR and GEAR technologies. In support of the exclusive license, the Company also entered into with Deverra (i) an asset purchase agreement (the “APA”) pursuant to which the Company purchased certain assets from Deverra, including but not limited to two Investigational New Drug (IND) applications and two Phase 1 clinical trial stage programs (NCT04901416, NCT04900454) investigating infusion of DVX201, an unmodified natural killer (NK) cell therapy generated from pooled donor CD34+ cells, in hematologic malignancies and viral infections and (ii) a non-exclusive sublicense agreement (the “Sublicense Agreement”), in support of the assets obtained by the exclusive license, pursuant to which the Company sublicensed from Deverra certain assets which Deverra has rights to pursuant a license agreement (“FHCRC Agreement”) by and between Deverra and The Fred Hutchinson Cancer Research Center (“FHCRC”).

As consideration for the transactions described above, the Company paid Deverra approximately $570,000 in cash, issued to Deverra 4,000,000 shares of the Company’s common stock and assumed certain liabilities related to the ongoing clinical trials. Total consideration paid was $4,937,609, which was fully expensed in accordance with ASC 730, and is reflected within research and development in the accompanying condensed consolidated statement of operations for the three and six month periods ended September 30, 2023. In addition, in accordance with the terms of the Sublicense Agreement, the Company agreed to pay FHCRC certain specified contingent running royalty payments and milestone payments under the FHCRC Agreement, in each case to the extent such payments are triggered by the Company’s development activities.

On October 26, 2023, the Company entered into a Shared Services Agreement (“SSA”) with Deverra, in accordance with requirements set forth in the APA. Under the terms of the SSA, Coeptis and Deverra will share resources and collaborate to further the development of Coeptis’ GEAR and SNAP-CAR platforms, as well as the purchased and licensed assets under the License Agreement and APA. The term of the SSA is six months from the effective date.

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

NOTE 7 - 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the three and nine-month periods ended September 30, 2023 and 2022, no employer contributions were made.

NOTE 8 – INCOME TAXES

For the three and nine months ended September 30, 2023 and 2022, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

NOTE 9 – NOTE RECEIVABLE

On July 19, 2023 the Company (“Lender”) entered into a Promissory Note agreement with Deverra (“Borrower”). The Company agreed to make advances of principal to the Borrower of up to an aggregate amount equal to $572,000. Any advances are at the sole discretion of the Company. The outstanding unpaid principal balance of the Note bears interest at 3% per annum and was due and payable on the Maturity Date, September 30, 2023.

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

As of September 30, 2023, and in relation to the Deverra asset purchase referenced in Note 6, $567,609 of principal and $2,892 of interest were applied against the cash portion of the closing payment with the Lender in connection with such transaction. The Note is considered paid in full.

In September 2023, the Company entered into a Note agreement with a third party borrower. The Company agreed to issue 500,000 shares of common stock to the borrower for a principal sum amount of $500,000. The outstanding unpaid principal balance of the Note bears interest at 6% per annum and is due and payable to the Company on the Maturity Date, August 30, 2024.

In September 2023, the Company entered into a Note agreement with a third party borrower. The Company agreed to issue 2,000,000 shares of common stock to the borrower for a principal sum amount of $2,000,000. The outstanding unpaid principal balance of the Note bears interest at 6% per annum and is due and payable to the Company on the Maturity Date, August 30, 2024.

NOTE 10 – RELATED PARTY TRANSACTION

In September 2023, the Company entered into a transaction with AG Bio Life Capital I LP (“AG”), a Delaware limited partnership, where an employee of the Company is the general partner. The Company agreed to issue 600,000 shares of common stock of the Company (“AG Shares”) to AG, in exchange for $600,000, $100,000 payable in cash and the balance payable under a promissory note (“AG Note”). The principal amount including all interest under the AG Note is due and payable by AG no later than August 30, 2024 (the “AG Maturity Date”). The outstanding unpaid principal balance of the AG Note bears interest commencing as of the Company’s next registration statement at the rate of six (6%) percent per annum, which interest rate will increase to eighteen (18%) percent per annum in the event an event of default occurs under the AG Note, computed on the basis of the actual number of days elapsed and a year of 365 days. AG has the option of repaying the obligations under the AG Note in advance of the AG Maturity Date, in whole or in part, at any time upon at least thirty (30) days prior written notice delivered to the Company. AG has certain obligations to contribute the proceeds of the sale of its AG Shares to the Company, in the event that any AG Shares are sold prior to the AG Maturity Date.

NOTE 11 – SUBSEQUENT EVENTS

Management has performed a review of items and transactions occurring after September 30, 2023 to determine if there were any that would require adjustment to or disclosure in the accompanying condensed consolidated financial statements, noting no such items or transactions other than the following items.

On October 16, 2023, the Company terminated the exclusive option agreement with the University of Pittsburgh for rights to three chimeric antigen receptor T cell (“CAR-T”) technologies that offer the potential to address a range of hematologic and solid tumors. See Note 6, Commitments and Contingencies, for further information.

On October 26, 2023, the Company completed a private placement of 777,000 shares of our common stock, pre-funded warrants exercisable to acquire up to 1,223,000 shares of our common stock, Series A Warrants exercisable to acquire up to 2,000,000 shares of our common stock and Series B Warrants exercisable to acquire up to 2,000,000 shares of our common stock, for net proceeds of approximately $1.78 million, after offering costs. The Pre-funded warrants are immediately exercisable, at a price of $0.0001 per share, with no expiration date. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. The Series A Warrants and Series B Warrants are exercisable on or after the earlier of (i) the date on which the Company’s stockholders approve the issuance of the shares issuable upon exercise of the Series Warrants or (ii) April 26, 2024 at an exercise price of $1.36 per share. The Series A Warrants have a term of exercise equal to eighteen (18) months and the Series B Warrants have a term of exercise equal to 5 and one-half (5.5) years. This private placement was conducted with the same underwriter as the June public offering, and as a result, each Series Warrant issued in connection with the June offering was repriced from an exercise price of $1.65 per share to $1.36 per share. In connection with the private placement the Company also issued to the exclusive placement agent warrants exercisable to acquire up to 120,000 shares of our common stock at an exercise price of $1.40 per share.

On October 26, 2023, the Company entered into a Shared Services Agreement (“SSA”) with Deverra, in accordance with requirements set forth in the APA. Under the terms of the SSA, Coeptis and Deverra will share resources and collaborate to further the development of Coeptis’ GEAR and SNAP-CAR platforms, as well as the purchased and licensed assets under the License Agreement and APA. The term of the SSA is six months from the effective date. See Note 6, Commitments and Contingencies, for further information.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three and nine months ended September 30, 2023 and 2022, included in Part I, Item 1 of this Form 10-Q.

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

As discussed in our Annual Report on Form 10-K, the Merger was treated as a recapitalization of the Company, and was accounted for as a “reverse merger,” and Coeptis was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of Coeptis, and the condensed consolidated financial statements after completion of the Merger will include the assets and liabilities of Coeptis, historical operations of Coeptis and operations of Coeptis from the closing of the Merger.

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

Multiple myeloma is the first cancer indication targeted with CD38-GEAR-NK. The global multiple myeloma market was $19.48B in 2018 and is expected to reach $31B by 2026 [Source: Fortune Business Reports].

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

On September 28, 2023, we received FDA’s response to our 513(g) request for information submission pertaining to the classification of the CD38-Diagnostic. The CD38-Diagnostic has been designated a Class II type device. The confirmation of this classification is beneficial as we’re now better able to plan for and execute future development activities.

GEAR-NK Product Overview. GEAR-NK is an autologous, gene-edited, natural killer cell-based therapeutic development platform that allows for modified NK cells to be co-administered with targeted mAbs, which, in the absence of the GEAR-NK, would otherwise be neutralized by mAb therapy.

In May 2021, we made initial payments totaling $750,000 under the CD38 Agreements, to acquire the exclusive options to acquire co-development rights with respect to CD38-GEAR-NK and CD38-Diagnostic. On August 15, 2021, we entered into amendments to each of the CD38 Agreements. In connection with the two amendments, we delivered to VyGen promissory notes aggregating $3,250,000 with maturity dates of December 31, 2021, and made a cash payment of $1,000,000, upon which cash payment we exercised the two definitive option purchase agreements. In December 2021, we completed our payment obligations to secure the 50% ownership interest in the CD38-Diagnostic, and subsequently in November 2022 we completed our purchase of the 50% ownership interest for the CD38-GEAR-NK product candidate. Details of the two August amendments and the December amendment are summarized in the amendments attached at Exhibits 4.1 and 4.2 to our Current Report on Form 8-K dated August 19, 2021 and Exhibits 4.2 to the our Current Report on Form 8-K dated December 27, 2021.

In connection with the Vy-Gen relationship and the Company’s ownership in the two product candidates described above, in December 2021 the Company and Vy-Gen entered into a co-development and steering committee agreement. The co-development and steering committee agreement provides for the governance and economic agreements between the Company and Vy-Gen related of the development of the two Vy-Gen drug product candidates and the revenue sharing related thereto, including each company having a 50% representation on the steering committee and each company receiving 50% of the net revenues related to the Vy-Gen product candidates. Details of the co-development and steering committee agreement are summarized in our Current Report on Form 8-K dated December 27, 2021, including Exhibits 4.1 and 4.2 thereto.

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

Comparison of the three months ended September 30, 2023 and September 30, 2022

Revenues. Revenues, which were $0 and $0 during the three months ended September 30, 2023 and 2022 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $5,568,709 in the three months ended September 30, 2022 to $7,831,431 in the three months ended September 30, 2023. The increase is mainly due to the increase in research and development costs related to the August 2023 asset purchase agreement with Deverra Therapeutics, Inc., discussed in Note 6, Commitments and Contingencies.

General and Administrative Expenses. For the three months ended September 30, 2023 and 2022, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $56,423 for the three months ended September 30, 2022 and was $19,800 for the three months ended September 30, 2023. Interest was related to notes payable, which are discussed in detail in the notes to the condensed consolidated financial statements, incorporated by reference herein.

Comparison of the nine months ended September 30, 2023 and September 30, 2022

Revenues. Revenues, which were $0 and $0 during the nine months ended September 30, 2023 and 2022 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses decreased from $31,152,697 in the nine months ended September 30, 2022 to $17,950,241 in the nine months ended September 30, 2023. The decrease is mainly due to lower professional services expense related to equity transactions.

General and Administrative Expenses. For the nine months ended September 30, 2023 and 2022, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $176,068 for the nine months ended September 30, 2022 and was $93,853 for the nine months ended September 30, 2023. Interest was related to notes payable, which are discussed in detail in the notes to the condensed consolidated financial statements, incorporated by reference herein.

Financial Resources and Liquidity. The Company had limited financial resources during the year ended December 31, 2022 with cash and cash equivalents of $3,791,302. For the nine months ended September 30, 2023, cash and cash equivalents decreased to $1,411,510, primarily as a result of the cash paid in connection with the deals related to the Company’s public offering that closed in June 2023. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. David Mehalick, our President and Chief Executive Officer, and Daniel A. Yerace, our Vice President of Operations, both agreed to waive their rights to a 2023 guaranteed bonus payment under their respective employment agreements to further maintain our ability to fund operations. During 2023, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were operating effectively.

Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2022. For example, the Company lacked adequate segregation of duties which led to situations where individuals had access to both initiate and approve transactions with no additional formal review process. This material weakness was self-diagnosed, and was not issued by our independent auditors, Turner, Stone & Company, LLP. Management believes that as a result of actions taken by the Company, as discussed below, our internal controls over financial reporting are operating effectively as of September 30, 2023.

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

COEPTIS THERAPEUTICS HOLDINGS, INC.
Registrant

Date: November 9, 2023	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer, Principal Executive Officer

Date: November 9, 2023	By:	/s/ Brian Cogley
Brian Cogley
Chief Financial Officer, Principal Financial and Accounting Officer

