Form 10-K/A
period 2022-12-31
Coeptis Therapeutics Holdings, Inc.
filed 2024-03-25
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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
Emerging growth company ☒

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

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

EXPLANATORY NOTE

The Company filed its Annual Report on Form 10-K for the year ended December 31, 2022 with the Securities and Exchange Commission (“SEC”) on March 29, 2023 (the “Original Form 10-K”). This Amendment No. 1 on Form 10K/A (“Amendment No. 1” or “Form 10-K/A”) is being filed to reflect the restatement of Notes payable, current portion, and Accumulated deficit (the “Restatement”) in the Consolidated Balance Sheet for the year ended December 31, 2022.

The Restatement is due to the Company performing an evaluation of its accounting for a convertible promissory note agreement with an unrelated third party in the amount of $350,000 (the “Note Payable”) with no accruing interest issued for legal services rendered in connection with the merger transaction on October 28, 2022 (the “Merger”). Management determined the Original Form 10-K does not give effect to the issuance of the note payable. On March 19, 2024, Management concluded its evaluation and determined that the identified errors required the filing of Amendment No. 1, as further discussed in Notes 2 and 4 to the accompanying consolidated financial statements included in this form 10-K/A.

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

For the year ended December 31, 2021, we incurred a net loss of $13,449,280 and, as of that date, we had an accumulated deficit of $27,550,126. For the year ended December 31, 2022, we incurred a net loss of $37,574,217 and, as of that date, had an accumulated deficit of $66,089,723. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, its ability to pay its debts as they become due, and on its cash flows.

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

Operating Expenses.

Overview. Operating expenses increased from $14,120,932 in the year ended December 31, 2021 to $34,195,964 in the year ended December 31, 2022. The increase is mainly due to warrant expense related to strategic financing costs.

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

COEPTIS THERAPEUTICS HOLDINGS, INC.

Date: March 25, 2024	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2024	By:	/s/ Brian Cogley
Brian Cogley
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Mehalick	Chief Executive Officer	March 25, 2024
David Mehalick	(Principal Executive Officer) and Director

/s/ Brian Cogley	Chief Financial Officer (Principal Financial and	March 25, 2024
Brian Cogley	Accounting Officer) and Director

/s/ Daniel Yerace	Director	March 25, 2024
Daniel Yerace

/s/ Christopher Calise	Director	March 25, 2024
Christopher Calise

/s/ Christopher Cochran	Director	March 25, 2024
Christopher Cochran

/s/ Philippe Deschamps	Director	March 25, 2024
Philippe Deschamps

/s/ Tara DeSilva	Director	March 25, 2024
Tara DeSilva

/s/ Gene Salkind	Director	March 25, 2024
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

/s/ Turner, Stone & Company, LLP

We have served as the Company’s auditor since 2020

Dallas, Texas

March 28, 2023

COEPTIS THERAPEUTICS HOLDINGS, INC formerly known as BULL HORN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2022	December 31, 2021
	(as restated)
ASSETS
CURRENT ASSETS
Cash	$3,791,302	$2,179,558
Accounts receivable	8,075	–
Prepaid assets, current portion	142,356	–
TOTAL CURRENT ASSETS	3,941,733	2,179,558

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	12,695	11,311
Furniture and fixtures, net	12,542	13,926

OTHER ASSETS
Prepaid insurance	348,333	–
Co-development options	3,554,167	4,554,167
Right of use asset, net of accumulated amortization	58,914	17,925
Total other assets	3,961,414	4,572,092
TOTAL ASSETS	$7,915,689	$6,765,576

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$99,021	$134,092
Accrued expenses	181,998	199,126
Notes payable, current portion	1,850,000	2,417,000
Right of use liability, current portion	41,618	14,724
TOTAL CURRENT LIABILITIES	2,172,637	2,764,942

LONG TERM LIABILITIES
Note payable	150,000	1,650,000
Derivative liability warrants	1,125,000	–
Right of use liability, non-current portion	14,723	–
TOTAL LONG TERM LIABILITIES	1,289,723	1,650,000
TOTAL LIABILITIES	3,462,360	4,414,942

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, -0- and 8,000 shares issued and outstanding, respectively	–	1
Common stock, $0.0001 par value, 150,000,000 shares authorized, 19,566,839 shares issued and outstanding at December 31, 2022, and 750,000,000 shares authorized, 12,492,050 shares issued and 12,381,287 shares outstanding at December 31, 2021	1,957	1,196
Additional paid-in capital	70,541,095	30,146,728
Treasury stock, 110,762 shares at cost	–	(247,165)
Accumulated deficit	(66,089,723)	(27,550,126)
TOTAL STOCKHOLDERS' EQUITY	4,453,329	2,350,634
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,915,689	$6,765,576

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

COEPTIS THERAPEUTICS HOLDINGS, INC formerly known as BULL HORN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2022 and 2021

	SERIES B				ADDITIONAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES*	AMOUNT*	CAPITAL*	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2020	–	$–	8,481,959	$848	$8,956,656	$–	$(14,100,846)	$(5,143,342)

Recapitalization from Merger on February 12, 2021	8,000	1	535,419	–	(50,897)	–	–	(50,896)

Purchase of treasury stock	–	–	–	–	–	(247,165)	–	(247,165)

Shares issued for cash	–	–	2,550,035	255	10,136,245	–	–	10,136,500

Shares issued for services	–	–	705,740	71	2,757,430	–	–	2,757,501

Warrants issued for services	–	–	–	–	5,497,132	–	–	5,497,132

Shares issued through conversion of debt	–	–	233,787	23	1,040,976	–	–	1,040,999

Stock based compensation	–	–	–	–	1,897,585	–	–	1,897,585

Shares surrendered in payment of debt	–	–	(14,890)	(1)	(88,399)	–	–	(88,400)

Net loss	–	–	–	–	–	–	(13,449,280)	(13,449,280)

BALANCE AT DECEMBER 31, 2021	8,000	$1	12,492,050	$1,196	$30,146,728	$(247,165)	$(27,550,126)	$2,350,634

Shares issued for cash	–	–	404,410	41	3,271,445	–	–	3,271,486

Shares issued for services	–	–	588,990	58	4,983,442	–	–	4,983,500

Retirement of shares	–	–	(110,762)	–	(247,165)	247,165	–	–

Warrants converted to shares	–	–	1,250,658	125	5,247,524	–	–	5,247,649

Warrants issued for services	–	–	–	–	23,730,298	–	–	23,730,298

Warrants issued for extinguishment of debt	–	–	–	–	3,408,559	–	–	3,408,559

Merger (as restated)	(8,000)	(1)	4,941,493	537	264	–	(965,380)	(964,580)

Net loss	–	–	–	–	–	–	(37,574,217)	(37,574,217)

BALANCE AT DECEMBER 31, 2022 (as restated)	–	$–	19,566,839	$1,957	$70,541,095	$–	$(66,089,723)	$4,453,329

*Retroactively adjusted to reflect the impact of the 1 for 2.96851721 reverse stock split from October 28, 2022

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC formerly known as BULL HORN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2022	December 31, 2021
OPERATING ACTIVITIES
Net loss	$(37,574,217)	$(13,449,280)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,001,384	447,413
Forgiveness of debt	–	(160,095)
Loss on termination of licensing agreement (in exchange for convertible debt)	–	1,500,000
Shares issued for non-employee services	4,983,500	2,757,501
Stock based compensation	–	1,897,585
Warrants issued for services	23,730,298	5,497,132
Warrants issued for extinguishment of debt	3,408,559	–
Derivative liability warrants	1,125,000	–
(Increase) decrease in:
Accounts receivable	(8,075)	21,786
Right of use asset/liability	628	(1,317)
Other assets	–	2,000
Prepaid assets	(490,689)	–
Increase (decrease) in:
Accounts payable	(35,071)	(1,578,145)
Accrued expenses	(17,128)	(424,020)
Deferred revenue	–	(1,000,000)
NET CASH USED IN OPERATING ACTIVITIES	(3,875,811)	(4,489,440)

INVESTING ACTIVITIES
Purchase of license right	–	(1,750,000)
NET CASH USED IN INVESTING ACTIVITIES	–	(1,750,000)

FINANCING ACTIVITIES
Proceeds from notes payable	–	77,595
Repayment of notes payable	(2,417,000)	(1,700,000)
Cash paid as part of merger/recapitalization	(614,580)	(50,897)
Repurchase of treasury shares	–	(247,165)
Shares issued for cash	3,271,486	10,136,500
Shares issued for cash for the conversion warrants	5,247,649	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,487,555	8,216,033

NET INCREASE IN CASH	1,611,744	1,976,593
CASH AT BEGINNING OF YEAR	2,179,558	202,965
CASH AT END OF YEAR	$3,791,302	$2,179,558

SUPPLEMENTAL DISCLOSURES
Interest paid	$–	$–
Taxes paid (refunded)	$–	$–
Note payable issued in connection with the Merger (as restated)	$350,000	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2022, the Company performed an evaluation of its accounting for a convertible promissory note agreement with an unrelated third party in the amount of $350,000 with no accruing interest issued for legal services rendered in connection with the Merger on October 28, 2022. Management determined the previously issued consolidated financial statements did not give effect to the issuance of the note payable. On March 19, 2024, Management concluded its evaluation and determined that the identified errors required the restatement of the accompanying consolidated financial statements.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2022.

	As Reported	Adjustment	As Restated
Consolidated Balance Sheets as of December 31, 2022
Notes payable, current portion	$1,500,000	$350,000	$1,850,000
Total current liabilities	$1,822,637	$350,000	$2,172,637
Total liabilities	$3,112,360	$350,000	$3,462,360
Accumulated deficit	$(65,739,723)	$(350,000)	$(66,089,723)
Total stockholders’ equity	$4,803,329	$(350,000)	$4,453,329

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2022
Accumulated Deficit (Merger)	$(615,380)	$(350,000)	$(965,380)
Accumulated Deficit (Balance at December 31, 2022)	$(65,739,723)	$(350,000)	$(66,089,723)
Total (Merger)	$(614,580)	$(350,000)	$(964,580)
Total (Balance at December 31, 2022)	$4,803,329	$(350,000)	$4,453,329

Consolidated Statements of Cash Flows for the year ended December 31, 2022
Note payable issued in connection with the Merger	$–	$350,000	$350,000

Additionally, please refer to Note 4, Debt, where the Company has included additional disclosure related to the convertible promissory note.

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

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of December 31, 2022, the Company had an accumulated deficit of $66,089,723. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

In October 2022, as a result of the Merger, the Company entered into a convertible promissory note agreement with an unrelated third party in the principal amount of $350,000 with no accruing interest and is due on October 28, 2023 for legal services rendered to the Company (see Note 2). The noteholder may elect, in its sole discretion upon written notice to the Company, at any time prior to, as of or following the maturity date, to require that all or any portion of the principal amount not then repaid be converted, without any further action on the part of the noteholder, into shares of common stock, par value $0.0001 per share, of the Company’s common stock. The conversion price as set forth by the note is equal to $10.00 per share, provided that the conversion price shall be subject to a one-time adjustment on January 3, 2023, with the conversion price adjustable to a price equal to the thirty-day volume weighted average price of the stock as traded on the Nasdaq. However, the conversion price following such adjustment shall not be lower than a floor of $5.00 per share nor greater than $10.00 per share. Upon full conversion of the remaining principal amount due, the note will, for all purposes be deemed cancelled and all obligations shall be deemed paid in full. The outstanding balance due under the convertible note as of the year ended December 31, 2022 was $350,000.

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

