Form 10-Q/A
period 2023-03-31
Coeptis Therapeutics Holdings, Inc.
filed 2024-03-25
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of May 12, 2023, was 21,441,036.

EXPLANATORY NOTE

The Company filed its Quarterly Report on Form 10-Q for the three months ended March 31, 2023 with the Securities and Exchange Commission (“SEC”) on May 15, 2023 (the “Original Form 10-Q”). This Amendment No. 1 on Form 10Q/A (“Amendment No. 1” or “Form 10-Q/A”) is being filed to reflect the restatement of Notes payable, current portion, Accrued expenses, and Accumulated deficit (the “Restatement”) in the Condensed Consolidated Balance Sheet, and Research and development in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023.

The Restatement is due to the Company performing an evaluation of its accounting for a convertible promissory note agreement with an unrelated third party in the amount of $350,000 (the “Note Payable”) with no accruing interest issued for legal services rendered in connection with the merger transaction on October 28, 2022 (the “Merger”), and the accounting for the corporate research agreement with the University of Pittsburgh entered into on January 25, 2023, where the Company committed to pay $716,714 for performance-based milestones over a two year period. Management determined the Original Form 10-Q does not give effect to the issuance of the note payable nor the corporate research agreement. On March 19, 2024, Management concluded its evaluation and determined that the identified errors required the filing of Amendment No. 1, as further discussed in Notes 2, 4 and 6 to the accompanying condensed consolidated financial statements included in this form 10-Q/A.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2023

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II -- OTHER INFORMATION	29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES	31

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULHORN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	As of
	March 31, 2023	December 31, 2022
	(as restated)
CURRENT ASSETS
Cash	$2,106,832	$3,791,302
Accounts receivable	–	8,075
Prepaid assets, current portion	169,148	142,356
TOTAL CURRENT ASSETS	2,275,980	3,941,733

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	13,004	12,695
Furniture and fixtures, net	12,233	12,542

OTHER ASSETS
Prepaid insurance	300,832	348,333
License right, net of accumulated amortization	3,304,167	3,554,167
Right of use asset, net of accumulated amortization	49,065	58,914
Total other assets	3,654,064	3,961,414
TOTAL ASSETS	$5,942,277	$7,915,689

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$242,453	$99,021
Accrued expenses	294,633	181,998
Notes payable, current portion	1,850,000	1,850,000
Right of use liability, current portion	31,561	41,618
TOTAL CURRENT LIABILITIES	2,418,647	2,172,637

LONG TERM LIABILITIES
Note payable	150,000	150,000
Derivative liability warrants	2,512,500	1,125,000
Right of use liability, non-current portion	14,723	14,723
TOTAL LONG TERM LIABILITIES	2,677,223	1,289,723
TOTAL LIABILITIES	5,095,870	$3,462,360

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, -0- and -0- shares issued and outstanding, respectively	–	–
Common stock, $0.0001 par value, 150,000,000 shares authorized, 20,941,036 shares issued and outstanding at March 31, 2023, and 19,566,839 shares outstanding at December 31, 2022	2,094	1,957
Additional paid-in capital	74,171,869	70,541,095
Common stock subscribed	720,000	–
Accumulated deficit	(74,047,556)	(66,089,723)
TOTAL STOCKHOLDERS’ EQUITY	846,407	4,453,329
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,942,277	$7,915,689

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	3 Months Ended
	March 31, 2023	March 31, 2022
	(as restated)
SALES
Consulting services	$–	$–
Sales	–	–
Total sales	–	–
Cost of goods, including inventory obsolescence	–	–
Gross profit	–	–

COST OF OPERATIONS
Research and development	115,329	–
General and administrative expenses	6,423,622	15,715,315
Total operating expenses	6,538,951	15,715,315

LOSS FROM OPERATIONS	(6,538,951)	(15,715,315)

OTHER INCOME (EXPENSE)

Interest expense	(31,417)	(55,819)
Other income	35	–
Change in fair value of derivative liability warrants	(1,387,500)	–
Loss on extinguishment of debt	–	(3,408,559)
TOTAL OTHER EXPENSE, NET	(1,418,882)	(3,464,378)

LOSS BEFORE INCOME TAXES	(7,957,833)	(19,179,693)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–
NET LOSS	$(7,957,833)	$(19,179,693)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(0.40)	$(1.52)

Weighted average number of common shares outstanding	20,084,169	12,606,099

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2021*	8,000	1	12,492,050	1,196	30,146,728	–	(247,165)	(27,550,126)	2,350,634

Shares issued for cash*	–	–	142,158	14	1,265,986	–	–	–	1,266,000

Shares issued for services*	–	–	397,505	40	3,539,960	–	–	–	3,540,000

Retirement of shares	–	–	(110,762)	–	(247,165)	–	247,165	–	–

Warrants converted to shares*	–	–	24,704	2	107,498	2,500	–	–	110,000

Warrants issued for services	–	–	–	–	10,841,695	–	–	–	10,841,695

Warrants issued for extinguishment of debt	–	–	–	–	3,408,559	–	–	–	3,408,559

Net loss	–	–	–	–	–	–	–	(19,179,693)	(19,179,693)

BALANCE AT MARCH 31, 2022*	8,000	1	12,945,654	1,252	49,063,261	2,500	–	(46,729,819)	2,337,195

BALANCE AT DECEMBER 31, 2022	–	–	19,566,839	1,957	70,541,095	–	–	(66,089,723)	4,453,329

Shares issued for cash	–	–	–	–	–	–	–	–	–

Shares issued and subscribed for services	–	–	1,374,197	137	2,396,677	720,000	–	–	3,116,814

Warrants issued for services	–	–	–	–	1,111,706	–	–	–	1,111,706

Stock based compensation	–	–	–	–	122,391	–	–	–	122,391

Net loss (as restated)	–	–	–	–	–	–	–	(7,957,833)	(7,957,833)

BALANCE AT MARCH 31, 2023 (as restated)	–	–	20,941,036	2,094	74,171,869	720,000	–	(74,047,556)	846,407

* Retroactively adjusted to reflect the impact of the 1 for 2.96851721 reverse stock split from October 28, 2022

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended
	March 31, 2023	March 31, 2022
	(as restated)
OPERATING ACTIVITIES

Net loss	$(7,957,833)	$(19,179,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	250,309	250,346
Change in fair value of derivative liability warrants	1,387,500	–
Stock based compensation	122,391	–
Shares issued for services	2,396,814	3,540,000
Shares subscribed for services	720,000	–
Warrants issued for extinguishment of debt	1,111,706	3,408,559
Warrants issued for services	–	10,841,695
(Increase) decrease in:
Accounts receivable	8,075	–
Prepaid expenses	20,709	–
Right of use asset/liability	(208)	1,251
Increase (decrease) in:
Accounts payable	143,432	110,701
Accrued expenses	112,635	65,413
NET CASH USED IN OPERATING ACTIVITIES	(1,684,470)	(961,729)

INVESTING ACTIVITIES

Purchase of license right	–	–
Purchase of property and equipment	–	–
NET CASH USED IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES

Repayment of notes payable	–	(250,000)
Shares issued for cash	–	1,266,000
Shares issued for cash for the conversion warrants	–	107,500
Cash received for stock subscription	–	2,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	1,126,000
NET INCREASE (DECREASE) IN CASH	(1,684,470)	164,271
CASH AT BEGINNING OF PERIOD	3,791,302	2,179,558
CASH AT END OF PERIOD	$2,106,832	$2,343,829

SUPPLEMENTAL DISCLOSURES

Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements as of and for the three months ended March 31, 2023, the Company performed an evaluation of its accounting for a convertible promissory note agreement with an unrelated third party in the amount of $350,000 with no accruing interest issued for legal services rendered in connection with the Merger on October 28, 2022, and the accounting for the corporate research agreement with the University of Pittsburgh entered into on January 25, 2023, where the Company committed to paying $716,714 for performance-based milestones over a two year period. Management determined the previously issued condensed consolidated financial statements do not give effect to the issuance of the note payable nor the corporate research agreement. On March 19, 2024, Management concluded its evaluation and determined that the identified errors required the restatement of the accompanying condensed consolidated financial statements.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported condensed consolidated financial statements for the three months ended March 31, 2023.

	As Reported	Adjustment	As Restated
Consolidated Balance Sheets as of March 31, 2023
Accrued expenses	$205,044	$89,589	$294,633
Notes payable, current portion	$1,500,000	$350,000	$1,850,000
Total current liabilities	$1,979,058	$439,589	$2,418,647
Total liabilities	$4,656,281	$439,589	$5,095,870
Accumulated deficit	$(73,607,967)	$(439,589)	$(74,047,556)
Total stockholders’ equity	$1,285,996	$(439,589)	$846,407

Consolidated Statements of Operations for the 3 months ended March 31, 2023
Research and development	$25,740	$89,589	$115,329
Total operating expenses	$6,449,362	$89,589	$6,538,951
Loss before income taxes	$(7,868,244)	$(89,589)	$(7,957,833)
Net loss	$(7,868,244)	$(89,589)	$(7,957,833)
Loss per share, basic and fully diluted	$(0.39)	$(0.01)	$(0.40)

Consolidated Statements of Stockholders’ Equity for the 3 months ended March 31, 2023
Accumulated deficit (Net loss)	$(7,868,244)	$(89,589)	$(7,957,833)
Accumulated deficit (Balance at March 31, 2023)	$(73,607,967)	$(439,589)	$(74,047,556)
Total (Net loss)	$(7,868,244)	$(89,589)	$(7,957,833)
Total (Balance at March 31, 2023)	$1,285,996	$(439,589)	$846,407

Consolidated Statements of Cash Flows for the 3 months ended March 31, 2023
Net loss	$(7,868,244)	$(89,589)	$(7,957,833)
Accrued expenses	$23,046	$89,589	$112,635

Additionally, please refer to Note 4, Debt, where the Company has included additional disclosure related to the convertible promissory note, and Note 6, Commitments and Contingencies, where the Company included additional disclosure related to the corporate research agreement.

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

Going Concern – The accompanying financial statements have been prepared in conformity with GAAP in the United States of America, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of the quarter ended March 31, 2023, the Company had accumulated deficit of $74,047,556. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

In October 2022, as a result of the Merger, the Company entered into a convertible promissory note agreement with an unrelated third party in the principal amount of $350,000 with no accruing interest and is due on October 28, 2023 for legal services rendered to the Company (see Note 2). The noteholder may elect, in its sole discretion upon written notice to the Company, at any time prior to, as of or following the maturity date, to require that all or any portion of the principal amount not then repaid be converted, without any further action on the part of the noteholder, into shares of common stock, par value $0.0001 per share, of the Company’s common stock. The conversion price as set forth by the note is equal to $10.00 per share, provided that the conversion price shall be subject to a one-time adjustment on January 3, 2023, with the conversion price adjustable to a price equal to the thirty-day volume weighted average price of the stock as traded on the Nasdaq. However, the conversion price following such adjustment shall not be lower than a floor of $5.00 per share nor greater than $10.00 per share. Upon full conversion of the remaining principal amount due, the note will, for all purposes be deemed cancelled and all obligations shall be deemed paid in full. The outstanding balance due under the convertible note as of March 31, 2023 was $350,000.

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

19

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

CAR T License - On August 31, 2022, the Company entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. The Company paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology. Under the terms of the agreement, the Company has been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, the Company paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement) and royalties equal to 3.5% of net sales. On January 25, 2023, the Company entered into a corporate research agreement with the University of Pittsburgh for the pre-clinical development of SNAP-CAR T cells targeting HER2. The Company agreed to pay $716,714 for performance-based milestones.

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

Operating Expenses

Overview. Operating expenses decreased from $15,715,315 in the three months ended March 31, 2022 to $6,538,951 in the three months ended March 31, 2023. The decrease is mainly due to lower professional services expense related to equity transactions.

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

COEPTIS THERAPEUTICS HOLDINGS, INC.
Registrant

Date: March 25, 2024	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer, Principal Executive Officer

Date: March 25, 2024	By:	/s/ Brian Cogley
Brian Cogley
Chief Financial Officer, Principal Financial and Accounting Officer

