Form 10-Q/A
period 2023-06-30
Coeptis Therapeutics Holdings, Inc.
filed 2024-03-25
CIK 1759186

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

EXPLANATORY NOTE

The Company filed its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 with the Securities and Exchange Commission (“SEC”) on August 11, 2023 (the “Original Form 10-Q”). This Amendment No. 1 on Form 10Q/A (“Amendment No. 1” or “Form 10-Q/A”) is being filed to reflect the restatement of Notes payable, current portion, Accrued expenses, and Accumulated deficit (the “Restatement”) in the Condensed Consolidated Balance Sheet, and Research and development in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023.

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

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2023

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II -- OTHER INFORMATION	32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES	33

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	As of
	June 30, 2023	December 31, 2022
	(as restated)
CURRENT ASSETS
Cash	$3,244,812	$3,791,302
Accounts receivable	–	8,075
Note receivable	350,000	–
Prepaid assets, current portion	202,476	142,356
TOTAL CURRENT ASSETS	3,797,288	3,941,733

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	13,313	12,695
Furniture and fixtures, net	11,924	12,542

OTHER ASSETS
Prepaid insurance	253,333	348,333
License right, net of accumulated amortization	3,054,167	3,554,167
Right of use asset, net of accumulated amortization	38,987	58,914
Total other assets	3,346,487	3,961,414
TOTAL ASSETS	$7,155,699	$7,915,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$395,232	$99,021
Accrued expenses	426,520	181,998
Notes payable, current portion	2,200,000	1,850,000
Right of use liability, current portion	21,276	41,618
TOTAL CURRENT LIABILITIES	3,043,028	2,172,637

LONG TERM LIABILITIES
Notes payable	150,000	150,000
Derivative liability warrants	1,987,500	1,125,000
Right of use liability, non-current portion	14,723	14,723
TOTAL LONG TERM LIABILITIES	2,152,223	1,289,723
TOTAL LIABILITIES	5,195,251	$3,462,360

COMMITMENTS AND CONTINGENCIES (NOTE 6)	–	–

STOCKHOLDERS’ EQUITY
Series B preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding, respectively	–	–
Common stock, $0.0001 par value, 150,000,000 shares authorized, 24,396,036 shares issued and outstanding at June 30, 2023, and 19,566,839 shares outstanding at December 31, 2022	2,440	1,957
Additional paid-in capital	79,208,185	70,541,095
Accumulated deficit	(77,250,177)	(66,089,723)
TOTAL STOCKHOLDERS’ EQUITY	1,960,448	4,453,329
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,155,699	$7,915,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(as restated)		(as restated)
SALES
Consulting services	$–	$–	$–	$–
Sales	–	–	–	–
Total sales	–	–	–	–
Cost of goods, including inventory obsolesence	–	–	–	–
Gross profit	–	–	–	–

COST OF OPERATIONS
Research and development	466,629	–	581,959	–
General and administrative expenses	3,218,055	9,744,976	9,641,677	25,460,292
Selling and marketing	300	4,052	300	4,052
Interest expense	42,636	63,826	74,053	119,644
Total operating expenses	3,727,620	9,812,854	10,297,989	25,583,988
LOSS FROM OPERATIONS	(3,727,620)	(9,812,854)	(10,297,989)	(25,583,988)

OTHER INCOME (EXPENSE)
Royalties and licensing fees	–	(5,000)	–	(5,000)
Other income	–	–	35	–
Gain (Loss) on change in fair value of derivative liability warrants	525,000	–	(862,500)	–
Gain (loss) on extinguishment of debt	–	15,017	–	(3,393,542)
TOTAL OTHER INCOME (EXPENSE)	525,000	10,017	(862,465)	(3,398,542)
LOSS BEFORE INCOME TAXES	(3,202,620)	(9,802,837)	(11,160,454)	(28,982,530)
PROVISION (BENEFIT) FOR INCOME TAXES	–	–	–	–
NET LOSS	$(3,202,620)	$(9,802,837)	$(11,160,454)	$(28,982,530)

LOSS PER SHARE
Loss per share, basic and fully diluted*	$(0.15)	$(0.75)	$(0.53)	$(2.26)
Weighted average number of common shares outstanding*	21,808,563	13,022,492	21,080,395	12,815,445

The accompanying notes are an integral part of the condensed consolidated financial statements.

*	June 30, 2022 retroactively adjusted to reflect the impact of the 1 for 2.96851721 reverse stock split from October 28, 2022

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	SERIES B				ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2021*	8,000	$1	12,492,050	$1,196	$30,146,728	$–	$(247,165)	$(27,550,126)	$2,350,634

Shares issued for cash*	–	–	142,158	14	1,265,986	–	–	–	1,266,000

Shares issued for services*	–	–	397,505	40	3,539,960	–	–	–	3,540,000

Retirement of shares	–	–	(110,762)	–	(247,165)	–	247,165	–	–

Warrants converted to shares*	–	–	24,704	2	107,498	2,500	–	–	110,000

Warrants issued for services	–	–	–	–	10,841,695	–	–	–	10,841,695

Warrants issued for extinguishment of debt	–	–	–	–	3,408,559	–	–	–	3,408,559

Net loss	–	–	–	–	–	–	–	(19,179,693)	(19,179,693)

BALANCE AT MARCH 31, 2022*	8,000	1	12,945,654	1,252	49,063,261	2,500	–	(46,729,819)	2,337,195

Shares issued for cash	–	–	76,974	8	685,477	–	–	–	685,485

Shares issued for services	–	–	20,212	2	179,998	–	–	–	180,000

Warrants converted to shares	–	–	99,376	10	382,490		–	–	382,500

Warrants issued for services	–	–	–	–	8,278,691	–	–	–	8,278,691

Net loss	–	–	–	–	–	–	–	(9,802,837)	(9,802,837)

BALANCE AT JUNE 30, 2022*	8,000	1	13,142,216	1,272	58,589,917	2,500	–	(56,532,656)	2,061,034

BALANCE AT DECEMBER 31, 2022	–	–	19,566,839	1,957	70,541,095	–	–	(66,089,723)	4,453,329

Shares issued for services	–	–	1,374,197	137	2,396,677	720,000	–	–	3,116,814

Warrants issued for services	–	–	–	–	1,111,706	–	–	–	1,111,706

Stock based compensation	–	–	–	–	122,391	–	–	–	122,391

Net loss	–	–	–	–	–	–	–	(7,957,833)	(7,957,833)

BALANCE AT MARCH 31, 2023	–	–	20,941,036	2,094	74,171,869	720,000	–	(74,047,557)	846,407

Shares issued for services	–	–	700,000	70	1,070,930	(720,000)	–	–	351,000

Warrants issued for services	–	–	–	–	811,500	–	–	–	811,500

Stock based compensation	–	–	–	–	113,301	–	–	–	113,301

Issuance of common stock and warrants, net of issuance costs	–	–	2,755,000	276	3,040,585	–	–	–	3,040,861

Net loss (as restated)	–	–	–	–	–	–	–	(3,202,620)	(3,202,620)

BALANCE AT JUNE 30, 2023 (as restated)	–	$–	24,396,036	$2,440	$79,208,185	$–	$–	$(77,250,177)	$1,960,448

*	Retroactively adjusted to reflect the impact of the 1 for 2.96851721 reverse stock split from October 28, 2022

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended
	June 30, 2023	June 30, 2022
	(as restated)
OPERATING ACTIVITIES
Net loss	$(11,160,454)	$(28,982,530)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	500,618	500,692
Loss on change in value of warrant liability	862,500	–
Stock based compensation	235,692	–
Shares issued for non-employee services	3,467,814	3,720,000
Warrants issued for extinguishment of debt	–	3,408,559
Warrants issued for services	1,923,206	19,120,386
Debt discount from modification of debt	–	(4,298)
(Increase) decrease in:
Accounts receivable	8,075	–
Prepaid assets	34,880	–
Right of use asset/liability	(415)	1,043
Increase (decrease) in:
Accounts payable	296,211	134,372
Accrued expenses	244,521	106,526
NET CASH USED IN OPERATING ACTIVITIES	(3,587,351)	(1,995,250)

INVESTING ACTIVITIES
Note receivable	(350,000)	–
NET CASH USED IN INVESTING ACTIVITIES	(350,000)	–

FINANCING ACTIVITIES
Proceeds from notes payable	350,000	–
Proceeds from issuance of common stock and warrants, net of issuance costs	3,040,861	–
Repayment of notes payable	–	(250,000)
Shares issued for cash	–	1,951,486
Shares issued for cash for the conversion warrants	–	490,000
Cash received for stock subscription	–	2,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,390,861	2,193,986

NET INCREASE (DECREASE) IN CASH	(546,490)	198,736
CASH AT BEGINNING OF PERIOD	3,791,302	2,179,558
CASH AT END OF PERIOD	$3,244,812	$2,378,294

SUPPLEMENTAL DISCLOSURES
Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements as of and for the three and six months ended June 30, 2023, the Company performed an evaluation of its accounting for a convertible promissory note agreement with an unrelated third party in the amount of $350,000 with no accruing interest issued for legal services rendered in connection with the Merger on October 28, 2022, and the accounting for the corporate research agreement with the University of Pittsburgh entered into on January 25, 2023, where the Company committed to paying $716,714 for performance-based milestones over a two year period. Management determined the previously issued condensed consolidated financial statements do not give effect to the issuance of the note payable nor the corporate research agreement. On March 19, 2024, Management concluded its evaluation and determined that the identified errors required the restatement of the accompanying condensed consolidated financial statements.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported condensed consolidated balance sheets and condensed consolidated statements of operations for the period ended June 30, 2023.

	As Reported	Adjustment	As Restated
Consolidated Balance Sheets as of June 30, 2023
Accrued expenses	$247,341	$179,179	$426,520
Notes payable, current portion	$1,850,000	$350,000	$2,200,000
Total current liabilities	$2,513,849	$529,179	$3,043,028
Total liabilities	$4,666,072	$529,179	$5,195,251
Accumulated deficit	$(76,720,998)	$(529,179)	$(77,250,177)
Total stockholders’ equity	$2,489,627	$(529,179)	$1,960,448

Consolidated Statements of Operations for the 3 months ended June 30, 2023
Research and development	$377,040	$89,589	$466,629
Total operating expenses	$3,638,031	$89,589	$3,727,620
Loss from operations	$(3,638,031)	$(89,589)	$(3,727,620)
Loss before income taxes	$(3,113,031)	$(89,589)	$(3,202,620)
Net loss	$(3,113,031)	$(89,589)	$(3,202,620)
Loss per share, basic and fully diluted	$(0.14)	$(0.01)	$(0.15)

Consolidated Statements of Operations for the 6 months ended June 30, 2023
Research and development	$402,780	$179,179	$581,959
Total operating expenses	$10,118,810	$179,179	$10,297,989
Loss from operations	$(10,118,810)	$(179,179)	$(10,297,989)
Loss before income taxes	$(10,981,275)	$(179,179)	$(11,160,454)
Net loss	$(10,981,275)	$(179,179)	$(11,160,454)
Loss per share, basic and fully diluted	$(0.52)	$(0.01)	$(0.53)

Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023
Accumulated deficit (Net loss)	$(3,113,031)	$(89,589)	$(3,202,620)
Accumulated deficit (Balance at June 30, 2023)	$(76,720,998)	$(529,179)	$(77,250,177)
Total (Net loss)	$(3,113,031)	$(89,589)	$(3,202,620)
Total (Balance at June 30, 2023)	$2,489,627	$(529,179)	$1,960,448

Consolidated Statements of Cash Flows for the 6 months ended June 30, 2023
Net loss	$(10,981,275)	$(179,179)	$(11,160,454)
Accrued expenses	$65,343	$179,179	$244,521

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

Going Concern – The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in the United States of America, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of June 30, 2023, the Company had an accumulated deficit of $77,250,177. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

In October 2022, as a result of the Merger, the Company entered into a convertible promissory note agreement with an unrelated third party in the principal amount of $350,000 with no accruing interest and is due on October 28, 2023 for legal services rendered to the Company (see Note 2). The noteholder may elect, in its sole discretion upon written notice to the Company, at any time prior to, as of or following the maturity date, to require that all or any portion of the principal amount not then repaid be converted, without any further action on the part of the noteholder, into shares of common stock, par value $0.0001 per share, of the Company’s common stock. The conversion price as set forth by the note is equal to $10.00 per share, provided that the conversion price shall be subject to a one-time adjustment on January 3, 2023, with the conversion price adjustable to a price equal to the thirty-day volume weighted average price of the stock as traded on the Nasdaq. However, the conversion price following such adjustment shall not be lower than a floor of $5.00 per share nor greater than $10.00 per share. Upon full conversion of the remaining principal amount due, the note will, for all purposes be deemed cancelled and all obligations shall be deemed paid in full. The outstanding balance due under the convertible note as of the period ended June 30, 2023 was $350,000.

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

20

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

Operating Expenses

Overview. Operating expenses decreased from $9,812,854 in the three months ended June 30, 2022 to $3,727,620 in the three months ended June 30, 2023. The decrease is mainly due to lower professional services expense related to equity transactions.

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

Operating Expenses

Overview. Operating expenses decreased from $25,583,988 in the six months ended June 30, 2022 to $10,297,989 in the six months ended June 30, 2023. The decrease is mainly due to lower professional services expense related to equity transactions.

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

