Form 10-Q/A
period 2023-09-30
Coeptis Therapeutics Holdings, Inc.
filed 2024-03-25
CIK 1759186

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

EXPLANATORY NOTE

The Company filed its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 with the Securities and Exchange Commission (“SEC”) on November 9, 2023 (the “Original Form 10-Q”). This Amendment No. 1 on Form 10Q/A (“Amendment No. 1” or “Form 10-Q/A”) is being filed to reflect the restatement of Notes payable, current portion, Accrued expenses, and Accumulated deficit (the “Restatement”) in the Consolidated Balance Sheet, and Research and development in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023.

The Restatement is due to the Company performing an evaluation of its accounting for a convertible promissory note agreement with an unrelated third party in the amount of $350,000 (the “Note Payable”) with no accruing interest issued for legal services rendered in connection with the merger transaction on October 28, 2022 (the “Merger”) , and the accounting for the corporate research agreement with the University of Pittsburgh entered into on January 25, 2023, where the Company committed to paying $716,714 for performance-based milestones over a two year period. Management determined the Original Form 10-Q does not give effect to the issuance of the note payable nor the corporate research agreement. On March 19, 2024, Management concluded its evaluation and determined that the identified errors required the filing of Amendment No. 1, as further discussed in Notes 2, 4 and 6 to the accompanying condensed consolidated financial statements included in this form 10-Q/A.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2023

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II – OTHER INFORMATION	34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES	35

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	As of
	September 30, 2023	December 31, 2022
	(as restated)
CURRENT ASSETS
Cash	$1,411,510	$3,791,302
Accounts receivable	–	8,075
Notes receivable	2,500,000	–
Interest receivable	833	–
Prepaid assets, current portion	208,133	142,356
TOTAL CURRENT ASSETS	4,120,476	3,941,733

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	13,622	12,695
Furniture and fixtures, net	11,615	12,542

OTHER ASSETS
Prepaid insurance	205,833	348,333
License right, net of accumulated amortization	2,804,167	3,554,167
Right of use asset, net of accumulated amortization	28,676	58,914
Total other assets	3,038,676	3,961,414
TOTAL ASSETS	$7,170,767	$7,915,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$482,005	$99,021
Accrued expenses	567,034	181,998
Notes payable, current portion	1,175,000	1,850,000
Right of use liability, current portion	10,757	41,618
TOTAL CURRENT LIABILITIES	2,234,796	2,172,637

LONG TERM LIABILITIES
Notes payable	150,000	150,000
Derivative liability warrants	378,375	1,125,000
Right of use liability, non-current portion	14,723	14,723
TOTAL LONG TERM LIABILITIES	543,098	1,289,723
TOTAL LIABILITIES	2,777,894	$3,462,360

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Series B preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding, respectively	–	–
Common stock, $0.0001 par value, 150,000,000 shares authorized, 32,991,036 shares issued and outstanding at September 30, 2023, and 19,566,839 shares issued and outstanding at December 31, 2022	3,299	1,957
Additional paid-in capital	87,990,247	70,541,095
Accumulated deficit	(83,600,673)	(66,089,723)
TOTAL STOCKHOLDERS’ EQUITY	4,392,873	4,453,329
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,170,767	$7,915,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(as restated)		(as restated)
SALES
Consulting services	$–	$–	$–	$–
Sales	–	–	–	–
Total sales	–	–	–	–
Cost of goods	–	–	–	–
Gross profit	–	–	–	–

COST OF OPERATIONS
Research and development	5,072,938	20,887	5,654,897	20,887
General and administrative expenses	2,815,870	5,488,540	12,457,548	30,948,831
Selling and marketing	12,412	2,859	12,711	6,911
Interest expense	19,800	56,423	93,853	176,068
Total operating expenses	7,921,020	5,568,709	18,219,009	31,152,697

LOSS FROM OPERATIONS	(7,921,020)	(5,568,709)	(18,219,009)	(31,152,697)

OTHER INCOME (EXPENSE)

Royalties and licensing fees	(15,000)	(80,000)	(15,000)	(85,000)
Other expense	(23,601)	–	(23,566)	–
Loss on extinguishment of debt	–	–	–	(3,393,542)
Gain on change in fair value of derivative liability warrants	1,609,125	–	746,625	–
TOTAL OTHER INCOME (EXPENSE), NET	1,570,524	(80,000)	708,059	(3,478,542)

LOSS BEFORE INCOME TAXES	(6,350,496)	(5,648,709)	(17,510,950)	(34,631,239)

PROVISION (BENEFIT) FOR INCOME TAXES	–	–	–	–
NET LOSS	$(6,350,496)	$(5,648,709)	$(17,510,950)	$(34,631,239)

LOSS PER SHARE

Loss per share, basic and fully diluted*	$(0.24)	$(0.42)	$(0.76)	$(2.66)

Weighted average number of common shares outstanding*	26,650,210	13,455,905	22,957,402	13,029,717

The accompanying notes are an integral part of the condensed consolidated financial statements.

*	September 30, 2022 retroactively adjusted to reflect the impact of the 1 for 2.96851721 reverse stock split from October 28, 2022

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

Continued

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

(Continued)

	SERIES B				ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2022	–	$–	19,566,839	$1,957	$70,541,095	$–	$–	$(66,089,723)	$4,453,329

Shares issued for services	–	–	1,374,197	137	2,396,677	720,000	–	–	3,116,814

Warrants issued for services	–	–	–	–	1,111,706	–	–	–	1,111,706

Stock based compensation	–	–	–	–	122,391	–	–	–	122,391

Net loss	–	–	–	–	–	–	–	(7,957,833)	(7,957,833)

BALANCE AT MARCH 31, 2023	–	$–	20,941,036	$2,094	$74,171,869	$720,000	$–	$(74,047,556)	$846,407

Shares issued for services	–	–	700,000	70	1,070,930	(720,000)	–	–	351,000

Warrants issued for services	–	–	–	–	811,500	–	–	–	811,500

Stock based compensation	–	–	–	–	113,301	–	–	–	113,301

Issuance of common stock and warrants, net of issuance costs	–	–	2,755,000	276	3,040,585	–	–	–	3,040,861

Net loss	–	–	–	–	–	–	–	(3,202,620)	(3,202,620)

BALANCE AT JUNE 30, 2023	–	$–	24,396,036	$2,440	$79,208,185	$–	$–	$(77,250,177)	$1,960,449

Shares issued for cash	–	–	500,000	50	499,950	–	–	–	500,000

Shares issued in exchange for note receivable	–	–	2,500,000	250	2,499,750	–	–	–	2,500,000

Shares issued for services	–	–	550,000	54	531,746	–	–	–	531,800

Warrants issued for services	–	–	–	–	514,819	–	–	–	514,819

Stock based compensation	–	–	–	–	113,301	–	–	–	113,301

Issuance of common stock and warrants, net of issuance costs	–	–	745,000	75	–	–	–	–	75

Shares issued for the conversion of debt	–	–	300,000	30	302,896	–	–	–	302,926

Shares issued in connection with asset purchase agreement	–	–	4,000,000	400	4,319,600	–	–	–	4,320,000

Net loss (as restated)	–	–	–	–	–	–	–	(6,350,496)	(6,350,496)

BALANCE AT SEPTEMBER 30, 2023 (as restated)	–	$–	32,991,036	$3,299	$87,990,247	$–	$–	$(83,600,673)	$4,392,873

*	Retroactively adjusted to reflect the impact of the 1 for 2.96851721 reverse stock split from October 28, 2022

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended
	September 30, 2023	September 30, 2022
	(as restated)
OPERATING ACTIVITIES

Net loss	$(17,510,950)	$(34,631,239)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	750,927	751,038
Gain on change in value of warrant liability	(746,625)	–
Stock based compensation	348,993	–
Shares issued for non-employee services	3,999,614	4,620,000
Warrants issued for extinguishment of debt	–	3,408,559
Warrants issued for services	2,438,026	22,475,592
Shares issued in connection with asset purchase agreement	4,320,000	–
(Increase) decrease in:
Accounts receivable	8,075	(8,075)
Interest receivable	(833)	–
Prepaid assets	76,724	–
Right of use asset/liability	(623)	836
Increase (decrease) in:
Accounts payable	382,983	193,780
Accrued expenses	387,961	161,050
NET CASH USED IN OPERATING ACTIVITIES	(5,545,728)	(3,028,459)

INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES

Proceeds from note payable	500,000	–
Proceeds from issuance of common stock and warrants, net of issuance costs	3,040,935	–
Repayment of notes payable	(874,999)	(300,000)
Shares issued for cash	500,000	3,271,485
Shares issued for cash for the conversion warrants	–	5,248,324
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,165,936	8,219,809
NET INCREASE (DECREASE) IN CASH	(2,379,792)	5,191,351
CASH AT BEGINNING OF PERIOD	3,791,302	2,179,558
CASH AT END OF PERIOD	$1,411,510	$7,370,909

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

SUPPLEMENTAL NON-CASH DISCLOSURES

Shares issued in exchange for notes receivable	$2,500,000	$–
Shares issued for the conversion of debt	$302,926	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements as of and for the three months and nine months ended September 30, 2023, the Company performed an evaluation of its accounting for a convertible promissory note agreement with an unrelated third party in the amount of $350,000 with no accruing interest issued for legal services rendered in connection with the Merger on October 28, 2022, and the accounting for the corporate research agreement with the University of Pittsburgh entered into on January 25, 2023, where the Company committed to paying $716,714 for performance-based milestones over a two year period. Management determined the previously issued condensed consolidated financial statements do not give effect to the issuance of the note payable nor the corporate research agreement. On March 19, 2024, Management concluded its evaluation and determined that the identified errors required the restatement of the accompanying condensed consolidated financial statements.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported condensed consolidated balance sheets and condensed consolidated statements of operations for the period ended September 30, 2023.

	As Reported	Adjustment	As Restated
Consolidated Balance Sheets as of September 30, 2023
Accrued expenses	$298,266	$268,768	$567,034
Notes payable, current portion	$825,000	$350,000	$1,175,000
Total current liabilities	$1,616,028	$618,768	$2,234,796
Total liabilities	$2,159,126	$618,768	$2,777,894
Accumulated deficit	$(82,981,905)	$(618,768)	$(83,600,673)
Total stockholders’ equity	$5,011,641	$(618,768)	$4,392,873

Consolidated Statements of Operations for the 3 months ended September 30, 2023
Research and development	$4,983,349	$89,589	$5,072,938
Total operating expenses	$7,831,431	$89,589	$7,921,020
Loss from operations	$(7,831,431)	$(89,589)	$(7,921,020)
Loss before income taxes	$(6,260,907)	$(89,589)	$(6,350,496)
Net loss	$(6,260,907)	$(89,589)	$(6,350,496)
Loss per share, basic and fully diluted	$(0.23)	$(0.01)	$(0.24)

Consolidated Statements of Operations for the 9 months ended September 30, 2023
Research and development	$5,386,129	$268,768	$5,654,897
Total operating expenses	$17,950,241	$268,768	$18,219,009
Loss from operations	$(17,950,241)	$(268,768)	$(18,219,009)
Loss before income taxes	$(17,242,182)	$(268,768)	$(17,510,950)
Net loss	$(17,242,182)	$(268,768)	$(17,510,950)
Loss per share, basic and fully diluted	$(0.75)	$(0.01)	$(0.76)

Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023
Accumulated Deficit (Net loss)	$(6,620,907)	$(89,589)	$(6,350,496)
Accumulated Deficit (Balance at September 30, 2023)	$(82,981,905)	$(618,768)	$(83,600,673)
Total (Net loss)	$(6,260,907)	$(89,589)	$(6,350,496)
Total (Balance at September 30, 2023)	$5,011,641	$(618,768)	$4,392,873

Consolidated Statements of Cash Flows for the year ended September 30, 2023
Net loss	$(17,242,182)	$(268,768)	$(17,510,950)
Accrued expenses	$119,193	$268,768	$387,961

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

Going Concern – The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in the United States of America, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of September 30, 2023, the Company had an accumulated deficit of $83,600,673. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

In October 2022, as a result of the Merger, the Company entered into a convertible promissory note agreement with an unrelated third party   in the principal amount of $350,000 with no accruing interest and is due on October 28, 2023 for legal services rendered to the Company (see Note 2). The noteholder may elect, in its sole discretion upon written notice to the Company, at any time prior to, as of or following the maturity date, to require that all or any portion of the principal amount not then repaid be converted, without any further action on the part of the noteholder, into shares of common stock, par value $0.0001 per share, of the Company’s common stock. The conversion price as set forth by the note is equal to $10.00 per share, provided that the conversion price shall be subject to a one-time adjustment on January 3, 2023, with the conversion price adjustable to a price equal to the thirty-day volume weighted average price of the stock as traded on the Nasdaq. However, the conversion price following such adjustment shall not be lower than a floor of $5.00 per share nor greater than $10.00 per share. Upon full conversion of the remaining principal amount due, the note will, for all purposes be deemed cancelled and all obligations shall be deemed paid in full. The outstanding balance due under the convertible note as of the period ended September 30, 2023 was $350,000.

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

		$0.0001	$1.00	$1.25	$1.50	$1.65	$1.90	$2.00	$2.50	$3.00	$5.00
Warrant contract	# Shares		$2.97		$4.45			$5.94		$8.91	$14.84
Coral Investment Partners Warrants	1,000,000	–	–	–	–	–	–	500,000	–	–	500,000
Coral Investment Partners Warrants, as converted	336,869	–	–	–	–	–	–	168,434	–	–	168,434

Warrant Holder 1	1,500,000	–	500,000	–	–	–	–	500,000	–	–	500,000
July 28, 2022	(2,500)	–	(2,500)	–	–	–	–	–	–	–	–
	1,497,500	–	497,500	–	–	–	–	500,000	–	–	500,000
Warrant Holder 1, as converted	504,461	–	167,592	–	–	–	–	168,434	–	–	168,434

Warrant Holder 2	400,000	–	200,000	–	–	–	–	100,000	–	–	100,000
March 1, 2022	(5,000)	–	(5,000)	–	–	–	–	–	–	–	–
June 27, 2022	(270,000)	–	(195,000)	–	–	–	–	(75,000)	–	–	–
Expired – September 13, 2022	(25,000)	–	–	–	–	–	–	(25,000)	–	–	–
	100,000	–	–	–	–	–	–	–	–	–	100,000
Warrant Holder 2, as converted	33,687	–	–	–	–	–	–	–	–	–	33,687

Purple BioTech	300,000	–	–	–	–	–	–	–	–	–	300,000
Purple BioTech, as converted	101,061	–	–	–	–	–	–	–	–	–	101,061

Warrant Holder 3	600,000	–	600,000	–	–	–	–	–	–	–	–
Transfer to Warrant Holder 4	(300,000)	–	(300,000)	–	–	–	–	–	–	–	–
Transfer to Warrant Holder 5	(175,000)	–	(175,000)	–	–	–	–	–	–	–	–
August 19, 2022	(115,000)	–	(115,000)	–	–	–	–	–	–	–	–
Expired – September 13, 2022	(10,000)	–	(10,000)	–	–	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 3, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 4
Transfer from Warrant Holder 3	300,000	–	300,000	–	–	–	–	–	–	–	–
August 19, 2022	(300,000)	–	(300,000)	–	–	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 4, as converted	–	–	–	–	–	–	–	–	–	–	–

19

		$0.0001	$1.00	$1.25	$1.50	$1.65	$1.90	$2.00	$2.50	$3.00	$5.00
Warrant contract	# Shares		$2.97		$4.45			$5.94		$8.91	$14.84

Warrant Holder 5
Transfer from Warrant Holder 3	175,000	–	175,000	–	–	–	–	–	–	–	–
Transfer from Warrant Holder 9	200,000	–	–	–	200,000	–	–	–	–	–	–
	375,000	–	175,000	–	200,000	–	–	–	–	–	–
Warrant Holder 5, as converted	126,326	–	58,952	–	67,374	–	–	–	–	–	–

Warrant Holder 6	250,000	–	–	–	250,000	–	–	–	–	–	–
Warrant Holder 6, as converted	84,217	–	–	–	84,217	–	–	–	–	–	–

Warrant Holder 7	400,000	–	–	–	400,000	–	–	–	–	–	–
Warrant Holder 7, as converted	134,747	–	–	–	134,747	–	–	–	–	–	–

Warrant Holder 8	775,000	–	–	–	775,000	–	–	–	–	–	–
September 14, 2022	(775,000)	–	–	–	(775,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 8, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 9	200,000	–	–	–	200,000	–	–	–	–	–	–
Transfer to Warrant Holder 5	(200,000)	–	–	–	(200,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 9, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 10	350,000	–	–	–	350,000	–	–	–	–	–	–
March 1, 2022	(53,334)	–	–	–	(53,334)	–	–	–	–	–	–
August 19, 2022	(50,000)	–	–	–	(50,000)	–	–	–	–	–	–
September 14, 2022	(246,666)	–	–	–	(246,666)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 10, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 11	300,000	–	150,000	–	–	–	–	150,000	–	–	–
April 14, 2022	170,000	–	–	–	170,000	–	–	–	–	–	–
	470,000	–	150,000	–	170,000	–	–	150,000	–	–	–
Warrant Holder 11, as converted	158,328	–	50,530	–	57,268	–	–	50,530	–	–	–

20

		$0.0001	$1.00	$1.25	$1.50	$1.65	$1.90	$2.00	$2.50	$3.00	$5.00
Warrant contract	# Shares		$2.97		$4.45			$5.94		$8.91	$14.84

Warrant Holder 12	1,018,050	–	–	–	1,018,050	–	–	–	–	–	–
August 19, 2022	(100,000)	–	–	–	(100,000)	–	–	–	–	–	–
September 14, 2022	(918,050)	–	–	–	(918,050)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 12, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 13	225,000	–	–	–	225,000	–	–	–	–	–	–
March 1, 2022	(15,000)	–	–	–	(15,000)	–	–	–	–	–	–
September 14, 2022	(210,000)	–	–	–	(210,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 13, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 14	100,000	–	100,000	–	–	–	–	–	–	–	–
August 19, 2022	(100,000)	–	(100,000)	–	–	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 14, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 15	100,000	–	–	–	100,000	–	–	–	–	–	–
September 14, 2022	(100,000)	–	–	–	(100,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 15, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 16	100,000	–	–	–	100,000	–	–	–	–	–	–
June 27, 2022	(25,000)	–	–	–	(25,000)	–	–	–	–	–	–
September 14, 2022	(75,000)	–	–	–	(75,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 16, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 17	52,050	–	–	–	52,050	–	–	–	–	–	–
September 14, 2022	(52,050)	–	–	–	(52,050)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 17, as converted	–	–	–	–	–	–	–	–	–	–	–

21

		$0.0001	$1.00	$1.25	$1.50	$1.65	$1.90	$2.00	$2.50	$3.00	$5.00
Warrant contract	# Shares		$2.97		$4.45			$5.94		$8.91	$14.84

Warrant Holder 18	250,000	–	–	–	–	–	–	–	–	250,000	–
Warrant Holder 18, as converted	84,217	–	–	–	–	–	–	–	–	84,217	–

Warrant Holder 19	300,000	–	–	–	300,000	–	–	–	–	–	–
	(300,000)	–	–	–	(300,000)	–	–	–	–	–	–
	–	–	–	–	–	–	–	–	–	–	–
Warrant Holder 19, as converted	–	–	–	–	–	–	–	–	–	–	–

Warrant Holder 20	–	–	–	–	–	–	–	–	–	–	–
January 3, 2023	100,000	–	–	–	–	–	–	–	100,000	–	–
Warrant Holder 20	100,000	–	–	–	–	–	–	–	100,000	–	–

Warrant Holder 21	–	–	–	–	–	–	–	–	–	–	–
January 20, 2023	250,000	–	–	–	–	–	250,000	–	–	–	–
Warrant Holder 21	250,000	–	–	–	–	–	250,000	–	–	–	–

Pre-Funded Warrant	1,350,000	1,350,000	–	–	–	–	–	–	–	–	–
June 21, 2023	(605,000)	(605,000)	–	–	–	–	–	–	–	–	–
Pre-Funded Warrant	745,000	745,000	–	–	–	–	–	–	–	–	–

Series A – Warrant	–	–	–	–	–	–	–	–	–	–	–
June 16, 2023	3,062,500	–	–	–	–	3,062,500	–	–	–	–	–
Series A – Warrant	3,062,500	–	–	–	–	3,062,500	–	–	–	–	–

Series B – Warrant	–	–	–	–	–	–	–	–	–	–	–
June 16, 2023	3,062,500	–	–	–	–	3,062,500	–	–	–	–	–
Series B – Warrant	3,062,500	–	–	–	–	3,062,500	–	–	–	–	–

Warrant Holder 25	–	–	–	–	–	–	–	–	–	–	–
June 16, 2023	126,000	–	–	126,000	–	–	250,000	–	–	–	–
Warrant Holder 22	126,000	–	–	126,000	–	–	250,000	–	–	–	–

Warrant		$0.0001	$1.00	$1.25	$1.50	$1.65	$1.90	$2.00	$2.50	$3.00	$5.00
contract	# Shares		$2.97		$4.45			$5.94		$8.91	$14.84

Warrant Holder 26	–	–	–	–	–	–	–	–	–	–	–
June 16, 2023	84,000	–	–	84,000	–	–	250,000	–	–	–	–
Warrant Holder 23	84,000	–	–	84,000	–	–	250,000	–	–	–	–

Total warrants outstanding for purchase of shares:	12,072,500	745,000	822,500	210,000	1,020,000	6,125,000	250,000	1,150,000	100,000	250,000	1,400,000
Total warrants outstanding for purchase of shares, as converted:	8,993,912	745,000	277,074	210,000	343,606	6,125,000	250,000	387,399	100,000	84,217	471,616

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

Operating Expenses

Overview. Operating expenses increased from $5,568,709 in the three months ended September 30, 2022 to $7,921,020 in the three months ended September 30, 2023. The increase is mainly due to the increase in research and development costs related to the August 2023 asset purchase agreement with Deverra Therapeutics, Inc., discussed in Note 6, Commitments and Contingencies.

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

Operating Expenses

Overview. Operating expenses decreased from $31,152,697 in the nine months ended September 30, 2022 to $18,219,009 in the nine months ended September 30, 2023. The decrease is mainly due to lower professional services expense related to equity transactions.

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

