Form 10-K
period 2023-12-31
Coeptis Therapeutics Holdings, Inc.
filed 2024-03-26
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of $1.55 reported on the Nasdaq Capital Market was: $28,807,680.

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 36,089,917 shares of $0.0001 par value common stock outstanding as of March 22, 2024.

Coeptis Therapeutics Holdings, Inc.

Annual Report on Form 10-K for the Year Ended December 31, 2023

i

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

This report includes our audited consolidated financial statements as of and for the year ended December 31, 2023. This report also includes our audited financial statements as of and for the year ended December 31, 2022.

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

ii

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

Our current business model is designed around furthering the development of our current product portfolio. We are continually exploring partnership opportunities with companies that have novel therapies in various stages of development or companies with technologies that improve the way that drugs are delivered to patients. We seek the best strategic relationships, which relationships could include in-license agreements, out-license agreements, co-development arrangements and other strategic partnerships in new and exciting therapeutic areas such as oncology, respiratory viral infections, and autoimmune diseases.

Collaborations for Product Development — Research and Development

We believe that there is significant market opportunity related to each of the assets we are currently pursuing. Set forth below is a brief summary of our current target assets.

Product Pipeline

Program	Target Indication	Pre-Clinical	Phase I	Phase II	Phase III
CD38-GEAR-NK	Protect CD38+ NK Cells from destruction by anti-CD38 monoclonal antibodies
CD38-Diagnostic	Diagnostic tool to analyze if cancer patients might be appropriate candidates for anti-CD38 mAB therapy
SNAP-CAR Platform	SNAP-CAR cells co-administered with one or more antibody adaptors
Unmodified Natural Killer Cells	Acute Myeloid Leukemia
Unmodified Natural Killer Cells	Acute Respiratory Diseases

License of Stem Cell Expansion Platform & Acquisition of Phase 1 Studies

On August 16, 2023, we entered into an exclusive licensing arrangement (the “License Agreement”) with Deverra Therapeutics Inc. (“Deverra”), pursuant to which we completed the exclusive license of key patent families and related intellectual property related to a proprietary allogeneic stem cell expansion and directed differentiation platform for the generation of multiple distinct immune effector cell types, including natural killer (NK) and monocyte/macrophages. The License Agreement provides us with exclusive rights to use the license patents and related intellectual property in connection with development and commercialization efforts in the defined field of use (the “Field”) of (a) use of unmodified NK cells as anti-viral therapeutic for viral infections, and/or as a therapeutic approach for treatment of relapsed/refractory AML and high-risk MDS; (b) use of Deverra’s cell therapy platform to generate NK cells for the purpose of engineering with Coeptis SNAP-CARs and/or Coeptis GEAR Technology; and (c) use of Deverra’s cell therapy platform to generate myeloid cells for the purpose of engineering with the Company’s current SNAP-CAR and GEAR technologies. In support of the exclusive license, the Company also entered into with Deverra (i) an asset purchase agreement (the “APA”) pursuant to which we purchased certain assets from Deverra, including but not limited to two Investigational New Drug (IND) applications and two Phase 1 clinical trial stage programs (NCT04901416, NCT04900454) investigating infusion of DVX201, an unmodified natural killer (NK) cell therapy generated from pooled donor CD34+ cells, in hematologic malignancies and viral infections and (ii) a non-exclusive sublicense agreement (the “Sublicense Agreement”), in support of the assets obtained by the exclusive license, pursuant to which the Company sublicensed from Deverra certain assets which Deverra has rights to pursuant a license agreement (“FHCRC Agreement”) by and between Deverra and The Fred Hutchinson Cancer Research Center (“FHCRC”).

As consideration for the Deverra transaction described above, we paid Deverra approximately $570,000 in cash, issued to Deverra 4,000,000 shares of the Company’s common stock and assumed certain liabilities related to the ongoing clinical trials. In addition, in accordance with the terms of the Sublicense Agreement, the Company agreed to pay FHCRC certain specified contingent running royalty payments and milestone payments under the FHCRC Agreement, in each case to the extent such payments are triggered by the Company’s development activities.

In October 2023 we entered into a Shared Services Agreement (“SSA”) with Deverra, in accordance with requirements set forth in the APA. Under the terms of the SSA, Coeptis and Deverra will share resources and collaborate to further the development of Coeptis’ GEAR and SNAP-CAR platforms, as well as the purchased and licensed assets under the License Agreement and APA. The term of the SSA is six months from the effective date.

CD38 Therapeutic and Diagnostic; Vy-Gen Bio, Inc.

In May 2021, we entered into two exclusive option agreements (the “CD38 Agreements”) relating to separate technologies (described below) designed to improve the treatment of CD38-related cancers (e.g., multiple myeloma, chronic lymphocytic leukemia, and acute myeloid leukemia) with Vy-Gen-Bio, Inc. (“Vy-Gen”), a majority-owned subsidiary of Vycellix, Inc., a Tampa, Florida-based private, immune-centric discovery life science company focused on the development of transformational platform technologies to enhance and optimize next-generation cell and gene-based therapies, including T-cell and Natural Killer (NK) cell-based cancer therapies. In August 2021, we exercised those two options and acquired a 50% ownership interest in such technologies. In December 2021, we completed our purchase of the 50% ownership interest in the CD38-Diagnostic, and subsequently in November 2022 we completed our purchase of the 50% ownership interest for the CD38-GEAR-NK product candidate.

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

GEAR-NK Product Plan Overview.    GEAR-NK is an autologous, gene-edited, natural killer cell-based therapeutic development platform that allows for modified NK cells to be co-administered with targeted mAbs, which, in the absence of the GEAR-NK, would otherwise be neutralized by mAb therapy. GEAR-NK is a pre-clinical in vitro proof-of-concept product with in vivo evaluations planned for 2023. Vy-Gen is actively engaged in the research and development of GEAR-NK, and through the joint steering committee, we are assessing market opportunities, intellectual property protection and potential regulatory strategy. No human clinical trials have been conducted for GEAR-NK but are planned for 2025.

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

CD38-Diagnostic is viewed as a potential in-vitro diagnostic for determining patient suitability and likelihood of positive treatment outcomes for CD38-GEAR-NK and/or CD38 monoclonal antibody therapies.

On September 28, 2023, we received FDA’s response to our 513(g) request for information submission pertaining to the classification of the CD38-Diagnostic. The CD38-Diagnostic has been designated a Class II type device. The confirmation of this classification is beneficial as we’re now better able to plan for and execute future development activities.

In May 2021, we made initial payments totaling $750,000 under the CD38 Agreements, to acquire the exclusive options to acquire co-development rights with respect to CD38-GEAR-NK and CD38-Diagnostic. On August 15, 2021, we entered into amendments to each of the CD38 Agreements. In connection with the two amendments, we delivered to Vy-Gen promissory notes aggregating $3,250,000 with maturity dates of December 31, 2021, and made a cash payment of $1,000,000, upon which cash payment we exercised the two definitive option purchase agreements. In December 2021, we completed our payment obligations to secure our rights to 50% of the net revenue stream related to the CD38-Diagnostic, and in November 2022 we completed our purchase of the 50% ownership interest for the CD38-GEAR-NK product candidate. Details of the two August amendments and the December amendment are summarized in the amendments attached at Exhibits 4.1 and 4.2 to our Current Report on Form 8-K dated August 19, 2021, and Exhibit 4.2 to our Current Report on Form 8-K dated December 27, 2021.

In connection with the Vy-Gen relationship and the Company’s rights in respect of the two product candidates described above, in December 2021 we entered into a co-development and steering committee agreement with Vy-Gen. The co-development and steering committee agreement provides for the governance and economic agreements between the Company and Vy-Gen related of the development of the two Vy-Gen drug product candidates and the revenue sharing related thereto, including each company having a 50% representation on the steering committee and each company receiving 50% of the net revenues related to the Vy-Gen product candidates. Related to the joint development, under the direction of the joint steering committee, we are currently assessing market opportunities, intellectual property protection and potential regulatory strategies for the CD38 Assets, and Vy-Gen is overseeing the development activities being conducted through the scientists at Karolinska Institute. Details of the co-development and steering committee agreement are summarized in the agreement attached as Exhibit 4.1 to our Current Report on Form 8-K dated December 27, 2021.

SNAP-CAR Technologies; University of Pittsburgh

The SNAP-CAR License: On August 31, 2022, we entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. We paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology.

In September 2023, we executed the first amendment to the SNAP-CAR License in which we expanded the field of use to include natural killer cells. We believe this is a valuable addition as we continue to develop the SNAP-CAR platform as a universal therapeutic.

A key potential benefit that we see in the licensed technology is its potential application in therapeutic treatments that involve solid tumors. While there are currently a number of FDA-approved CAR-T therapies for hematologic malignancies, there are currently no CAR-T therapies marketed that are indicated for the treatment of solid tumors.

Under the terms of the agreement, we have been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T-cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, we paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement and royalties equal to 3.5% of net sales. Additionally, the agreement contemplates that we will enter into a Sponsored Research Agreement with the University of Pittsburgh within ninety days of the execution of the agreement, with the goal of further researching and optimizing the SNAP-CAR platform.

The Sponsored Research Agreement: In January 2023 we entered into a sponsored research agreement (“SRA”) with the University of Pittsburgh, the focus of which is to perform pre-clinical research as it relates to our SNAP-CAR program. Our target objectives are to: (i) test and validate CRO antibody conjugation chemistry and improve the activity of adaptors by investigating alternative chemical composition, (ii) investigate HER2 and other solid-tumor model in mice for both breast and ovarian cancers, (iii) identify and test other non-HER2 targets, (iv) further investigate multi-antigen targeting by dosing multiple adaptors simultaneously to address tumor heterogeneity/resistance in hematological and/or solid tumors and (v) expand the potential impact of SNAP-CAR by performing in vitro screening of many additional antigen-antibody combinations in hematological and/or solid tumors. The term of the SRA is two years, and we have committed financing in the amount of $716,714 over the next two years towards achieving the target objectives.

The SNAP-CAR Platform: Chimeric antigen receptor (CAR) therapy is a treatment for cancer in which a patient’s T-cells (a type of immune cell) are genetically engineered to recognize cancer cells to target and destroy them. Cells are extracted from the patient and then genetically engineered to make the CAR and are re-introduced back into the patient. This therapy is revolutionizing the treatment of many blood cancers including B cell leukemias and lymphomas by targeting specific proteins found on these cancers, and there is hope in treating additional cancers including solid tumors by having them recognize new targets. The “SNAP-CAR” CAR cell therapy platform is being developed to be a universal therapeutic. The SNAP-CAR technology is in the preclinical stage of development at the University of Pittsburgh. Instead of directly binding to a target on the tumor cell, the CAR T-cells are co-administered with one or more antibody adaptors that bind to the tumor cells and are fitted with a chemical group that irreversibly connects them to the SNAP-CAR on the therapeutic cells via a covalent bond. A covalent bond is the highest affinity bond possible, and we believe this binding could translate into highly potent therapeutic activity.

Pre-clinical studies in mice have demonstrated a potential benefit that by targeting solid tumors via antibody adaptor molecules, the SNAP-CAR therapy may be able to provide a highly programmable therapeutic platform, one that we envision could deliver several potential advantages over standard CAR-T treatments, including:

-	Reduction of Potential Toxicity: The therapeutic activity of the SNAP-CAR T-cells is being developed to allow controls by way of the antibody dose, which we envision would allow clinicians to mitigate toxicity from over-activity. We also envision that the immune response against cancer may also be boosted in patients administered with additional doses of the tagged tumor-specific antibody; and

-	Reduction in Cancer Relapse: Relapse from CAR T-cell therapy often results from the loss or down-regulation of the targeted protein on the cancer. Our research and development will continue the pre-clinical development efforts to date, which focuses in part on the potential avoidance of or reduction in relapses by combining SNAP-CAR T-cells with antibodies targeting multiple antigens at once.

Market Opportunity:  Due to its unique targeting and binding properties, we believe the SNAP-CAR platform could help accelerate the utilization and effectiveness of CAR T-cell therapies for the treatment of solid tumors. By way of market size, according to Polaris Market Research, the CAR T-cell therapy market size is expected to reach $20.56 billion by 2029 (from $1.96 billion in 2021), representing a compound annual growth rate (CAGR) of 31.6% during the forecast period from 2022 to 2029. However, based on the anticipated application of the licensed technology (i.e. initially focusing on solid tumor treatment) we cannot at this time project the market size of our target market until we further develop the licensed technology and settle on the initial target indications and follow-up indications. Additional research and analysis are being conducted which will aid us in the proper identification and selection of the cancer indication(s) we intend to further study. Once the optimal indication(s) are selected and the overall development strategy is further identified, the market opportunity can be further defined.

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

Current Opportunity

Vy-Gen-Bio, Inc. We are currently exploring on a non-exclusive basis a previously announced strategic opportunity that we believe would add to our current GEAR development platform and provide additional growth opportunities to our assets in the area of cellular immunotherapy. The acquisition of these assets, if completed, would allow us to expand our collaboration with Vy-Gen-Bio, beyond its current focus on the use of CD38-GEAR-NK, a natural killer (NK) cell therapy for the treatment of CD38+ cancers for the treatment of multiple myeloma, and the development of CD38-Diagnostic, an in vitro diagnostic tool aimed toward identifying cancer patients who may be appropriate candidates for anti-CD38 mAb therapy.

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

Strategic Partnerships — We will focus on expanding our existing pipeline through establishing strategic partnerships with companies that have interesting products and technologies. We intend to focus on novel, preclinical and clinical assets in a variety of therapeutic areas, including oncology.

Business Development — We are actively seeking partnerships and/or strategic collaborations with companies that share in our vision and therapeutic focus. Our platform technologies have expansive capabilities and thus we believe they are conducive to partnerships beyond our current focus.

Sales and Marketing

We currently do not have in-house commercial capabilities required to market and distribute FDA-approved products. Therefore, we will be required to partner with firms who are capable of conducting all sales, marketing, distribution, contracting and pricing for our future products. There is no assurance that we will be able to secure the services of such a firm or that any such firm will be able to achieve sales expectations.

Employees

Currently, we have seven employees, of which five are full-time employees and two are part-time employees. Our employees are not represented by any labor union or any collective bargaining arrangement with respect to their employment with the Company. We have never experienced any work stoppages or strikes as a result of labor disputes. We believe that our employee relations are good.

Certain of our employees have been reporting to work remotely and may continue to do so moving forward.

Recent Developments

October 2023 Private Placement

As previously disclosed in a Current Report on Form 8-K filed on October 26, 2023, we issued to an institutional investor in a private placement (i) 777,000 Shares of the Company’s common stock, (ii) Pre-Funded Warrants to purchase up to 1,223,000 shares of Common Stock, (iii) Series A Warrants to purchase up to 2,000,000 shares of Common Stock, and (iv) Series B Warrants (the “Series B Warrants” and together with the Pre-Funded Warrants and the Series A Warrants , the “Warrants”) to purchase up to 2,000,000 shares of Common Stock for gross proceeds to the Company of $2,000,000. In connection with the private placement we also issued Private Placement Warrants to purchase up to 120,000 shares of Common Stock. The resale of these shares of common stock, as well as the shares of common stock issuable upon exercise of the Warrants and Private Placement Warrants, were registered and previously disclosed in a Current Report on Form S-1 filed on November 15, 2023 to satisfy certain registration rights granted to this investor.

In addition, in consideration for the Investor’s participation in the October Private Placement, the Company also agreed to amend the Investor’s existing Series A warrants to purchase up to 3,062,500 shares at an exercise price of $1.65 per share and Series B warrants to purchase up 3,062,500 shares of Common Stock at an exercise price of $1.65 per share issued on June 16, 2023 (collectively the “Existing Warrants”), by (i) reducing the exercise price of the Existing Warrants to $1.36 per share and the exercise and (ii) amending the Initial Exercise Date (as defined therein) of the Existing Warrants to be the earlier of (a) the Shareholder Approval Date (as defined in the Purchase Agreement) or (b) April 26, 2024 (the “Warrant Amendment”). The Warrant Amendment became effective upon closing of the October Private Placement.

September 2023 Private Sales

As previously disclosed in a Current Report on Form 8-K filed on October 12, 2023, we issued to two separate investors 2,400,000 shares and 600,000 shares of common stock of the Company, respectively, in private placements, for gross proceeds to the Company of $3,000,000 comprised of $500,000 in cash and $2,500,000 in promissory notes. The resale of these shares of common stock were registered and previously disclosed in a Current Report on Form S-1 filed on November 15, 2023 to satisfy certain registration rights granted to these investors.

June 2023 Offering

As previously disclosed in the Company’s S-1 Registration Statement, on June 13, 2023, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Underwriter”), pursuant to which the Company issued and sold, in a registered public offering by the Company, (i) 2,150,000 shares of common stock (the “Shares”), (ii) 1,350,000 pre-funded warrants (the “Pre-funded Warrants”), and (iii) 3,062,500 Series A Warrants with an exercise price of $1.65 per share and which are exercisable for a period of five years commencing six months after the issuance date (the “June Series A Warrants”), and (iv) 3,062,500 Series B Warrants with an exercise price of $1.65 per share and which are exercisable for a period of five years commencing six months after the issuance date (the “June Series B Warrants, and together with the June Series A Warrants, the “June Warrants”). In addition to the June Warrants the Company also issued to the Underwriter an underwriter’s warrants exercisable to acquire up to 210,000 shares of common stock. The resale of the shares of common stock issuable upon exercise of the Underwriter Warrants were registered and previously disclosed in a Current Report on Form S-1 filed on November 15, 2023.

Risks Associated with our Business

There are a number of risks related to us and our operations. You should carefully review the risks described in “Risk Factors and Special Considerations” beginning on page 9. If any of these risks actually occurs, our business, financial condition, results of operations and prospects would likely be materially, adversely affected. In that event, the trading price of our Common Stock could be adversely impacted, and you could lose part or all of your investment. Below is a summary of some of the principal risks we face:

•	We may not be able to successfully implement our growth strategy on a timely basis or at all;
•	We may have difficulties managing our anticipated growth, or we may not grow at all;
•	We have a history of losses, we expect to incur losses in the future and we may not be able to achieve or maintain profitability;
•	We may not be able to initiate and complete preclinical studies and clinical trials for our product candidates which could adversely affect our business;
•	We may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates;
•	We may encounter difficulties in managing our growth, which could adversely affect our operations;

•	We need to obtain financing in order to continue our operations;
•	The drug development and approval process is uncertain, time-consuming and expensive;
•	Competition in the biotechnology and pharmaceutical industries may result in competing products, superior marketing of other products and lower revenues or profits for us;

•	Federal laws or regulations on drug importation could make lower cost versions of our future products available, which could adversely affect our revenues, if any;
•	The regulatory approval process is costly and lengthy, and we may not be able to successfully obtain all required regulatory approvals;
•	Healthcare reform measures could adversely affect our business;
•	Protecting and defending against intellectual property claims may have a material adverse effect on our business;
•	If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer; and
•	We may not be able to maintain our listing on the Nasdaq Capital Market; and
•	There is a substantial doubt about our ability to continue as a going concern.

Emerging Growth Company

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an emerging growth company, as defined in the JOBS Act. As an emerging growth company, we have elected to take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Clinical trials are expensive, time consuming, difficult to design and implement, and involve uncertain outcomes. Results of previous pre-clinical studies and clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or other regulatory authorities.

Positive or timely results from pre-clinical or early-stage trials do not ensure positive or timely results in late-stage clinical trials or product approval by the FDA or comparable foreign regulatory authorities. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercialization. Our planned clinical trials may produce negative or inconclusive results, and we or any of our current and future strategic partners may decide, or regulators may require us, to conduct additional clinical or pre-clinical testing.

Success in pre-clinical studies or early-stage clinical trials does not mean that future clinical trials or registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and foreign regulatory authorities, despite having progressed through pre-clinical studies and initial clinical trials. Product candidates that have shown promising results in early clinical trials may still suffer significant setbacks in subsequent clinical trials or registration clinical trials. For example, a number of companies in the biopharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Similarly, pre-clinical interim results of a clinical trial are not necessarily predictive of final results.

If clinical trials for our product candidates are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize our product candidates on a timely basis, or at all, which would require us to incur additional costs and delay our receipt of any product revenue.

We may experience delays in our ongoing or future pre-clinical studies or clinical trials, and we do not know whether future pre-clinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients or be completed on schedule, if at all. The commencement or completion of these planned clinical trials could be substantially delayed or prevented by many factors, including, but not limited to:

•	discussions with the FDA or other regulatory agencies regarding the scope or design of our clinical trials;
•	the limited number of, and competition for, suitable sites to conduct our clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;
•	any delay or failure to obtain approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;
•	inability to obtain sufficient funds required for a clinical trial;
•	clinical holds on, or other regulatory objections to, a new or ongoing clinical trial;
•	delay or failure to manufacture sufficient supplies of product candidates for our clinical trials;
•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or clinical research organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs;
•	delay or failure to obtain institutional review board (“IRB”) approval to conduct a clinical trial at a prospective site;
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	the inability to enroll a sufficient number of patients in studies to ensure adequate statistical power to detect statistically significant treatment effects;
•	unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients, including possible deaths;
•	lack of efficacy during clinical trials;
•	termination of our clinical trials by one or more clinical trial sites;
•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;
•	inability to monitor patients adequately during or after treatment;
•	clinical study sites failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a study;
•	inability to address any non-compliance with regulatory requirements or safety concerns that arise during the course of a clinical trial;
•	the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications in testing; and
•	our clinical trials may be suspended or terminated upon a breach or pursuant to the terms of any agreement with, or for any other reason by, current or future strategic partners that have responsibility for the clinical development of any of our product candidates.

Changes in regulatory requirements, policies and guidelines may also occur and we may need to significantly amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. These changes may require us to renegotiate terms with CROs or resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or us. Any failure or significant delay in commencing or completing clinical trials for our product candidates may adversely affect our ability to obtain regulatory approval and our commercial prospects and our ability to generate product revenue will be diminished.

The design or our execution of clinical trials may not support regulatory approval.

The design or execution of a clinical trial can determine whether its results will support regulatory approval and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in future clinical trials. The FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for clinical trial that has the potential to result in FDA or other agencies’ approval. In addition, such regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or foreign regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates which may have a material adverse effect on our business.

We may find it difficult to enroll patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being studied which could delay or prevent the start of clinical trials for our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidate is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. If we experience delays in our clinical trials, the timeline for obtaining regulatory approval of our product candidates will most likely be delayed.

Many factors may affect our ability to identify, enroll and maintain qualified patients, including the following:

•	eligibility criteria of our ongoing and planned clinical trials with specific characteristics appropriate for inclusion in our clinical trials;
•	design of the clinical trial;
•	size and nature of the patient population;
•	patients’ perceptions as to risks and benefits of the product candidate under study and the participation in a clinical trial generally in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
•	the availability and efficacy of competing therapies and clinical trials;
•	pendency of other trials underway in the same patient population;
•	willingness of physicians to participate in our planned clinical trials;
•	severity of the disease under investigation;
•	proximity of patients to clinical sites;
•	patients who do not complete the trials for personal reasons; and
•	issues with CROs and/or with other vendors that handle our clinical trials.

General Risks

There is a substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm that accompanies our consolidated financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, citing our need for additional capital for the future planned expansion of our activities and to service our ordinary course activities (which may include servicing of indebtedness). The inclusion of a going concern explanatory paragraph in the report of our independent registered public accounting firm will make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and likely will materially and adversely affect the terms of any financing that we might obtain. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay its debts as they become due, and on its cash flows.

For the year ended December 31, 2023, we incurred a net loss of $21,266,537 and, as of that date, we had an accumulated deficit of $87,356,260. For the year ended December 31, 2022, we incurred a net loss of $37,574,217 and, as of that date, had an accumulated deficit of $66,089,723. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, its ability to pay its debts as they become due, and on its cash flows.

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

The Company’s ability to be successful is dependent upon the efforts of the Company’s board members and key personnel, in particular our President and Chief Executive Officer David Mehalick. We cannot assure you that the Company’s board members and key personnel will be effective or successful or remain with the Company. In addition to the other challenges they will face, such individuals may be unfamiliar with the requirements of operating a public company, which could cause the Company’s management to expend time and resources becoming familiar with such requirements. We have employment agreements in place with Mr. Mehalick, Colleen Delaney and Daniel Yerace, but no other persons. The loss of service of Mr. Mehalick, in particular, for any reason, could seriously impair our ability to effectuate our business plan, which could have a materially adverse effect on our business and future results of operations. We also have not purchased any key-man life insurance.

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

On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We currently have no existing bank lines of credit and have not established any definitive sources for additional financing. We believe that cash on hand will be sufficient to meet our short-term financial requirements through the 1st quarter of 2024 assuming that we elect not to pursue and consummate strategic transactions prior to that time. However, we will require additional funds if we want to fully implement our business plan and growth strategy, including strategic transactions, which funds could come in the form of equity, debt (including secured debt) or a combination of the two. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or clinical programs. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects. If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.

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

We have experienced a lack of adequate capital resources causing us to be unable to fully implement our full business plan. We believe that we need to raise or otherwise obtain additional financing beyond our current cash position in order to satisfy our existing obligations and fully implement our business plan. We do not expect to have positive cash flow for the foreseeable future. If we are not successful in obtaining additional financing we will not be able to fully implement our business plan and we may not be able to continue our operations.

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

Risks Related to Our Capital Requirements and Capital Structure

Nasdaq may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in the Company’s securities and subject the Company to additional trading restrictions.

The Company’s securities are currently listed on The Nasdaq Capital Market (“Nasdaq”) effective as of the opening of business on June 13, 2023, and it is anticipated that the Company’s securities will continue to be listed on The Nasdaq Capital Market. However, there can be no assurance that the Company’s securities will maintain such listing at all times. To maintain the listing of the Company’s securities on Nasdaq, the Company must maintain certain financial, distribution, liquidity and stock price levels to satisfy Nasdaq’s continued listing requirements. The Company must, among other things, maintain a minimum bid price of $1.00 per share, a minimum market value of listed securities of $35 million and a minimum of 300 public shareholders. The foregoing is a brief description of The Nasdaq Capital Market continued listing requirements applicable to the Company’s securities, and more detailed information about such requirements is set forth in Nasdaq Rules 5550 and 5560. If the Company is unable to maintain a minimum bid price for its shares of $1.00 per share, or to satisfy any other continued listing requirement, Nasdaq may delist the Company’s securities from trading on its exchange. Such a delisting would likely have a negative effect on the price of the Company’s securities and may impair your ability to sell or purchase the Company’s securities when you wish to do so.

On January 29, 2024, we received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth In Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until July 29, 2024, to regain compliance. If we do not regain compliance during the compliance period ending July 29, 2024, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and notify Nasdaq of our intent to cure the deficiency. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, we may be subject to delisting. If Nasdaq determines to delist our common stock, we will have the right to appeal to a Nasdaq hearing panel.

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

We have previously identified weaknesses in our internal control over financial reporting and we may identify additional weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our Consolidated Financial Statements or cause us to fail to meet our periodic reporting obligations or cause our access to the global markets to be impaired.

In connection with the preparation of our 2022 financial statements, Management self-identified material weaknesses in our internal control over financial reporting. In the past we have not designed and maintained an effective control environment or sufficient accounting and reporting protocols or effectively selected and developed control activities that mitigate risks. The material weaknesses were self-diagnosed, and were not issued by our independent auditors, Turner, Stone & Company, LLP. These self-diagnosed material weaknesses resulted in deficiencies surrounding the controls related to the preparation, review, and analysis of accounting information and financial statements. Those controls were not adequately designed or appropriately implemented to identify material misstatements in financial reporting on a timely basis.

We have begun an implementation plan to remediate these self-diagnosed material weaknesses. With the oversight of senior management and our audit committee, we are focused on hiring additional accounting personnel with technical accounting and financial reporting experience and have implemented improved process level and management review controls with respect to the completeness, accuracy, and validity of complex accounting measurements on a timely basis. We also have supplemented internal accounting resources with external advisors to assist with performing technical accounting activities. These measures are expected to result in future costs for the Company.

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

Our efforts may not remediate these self-diagnosed material weaknesses in our internal control over financial reporting and may not prevent additional material weaknesses from being identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our Consolidated Financial Statements that could result in a restatement of our Consolidated Financial Statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in our equity value.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

None.

ITEM 2.	PROPERTIES

Our principal place of business is located at 105 Bradford Street, Suite 420, Wexford, Pennsylvania 15090, which we lease. The lease is scheduled to expire on May 31, 2026.

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

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “COEP.” The closing price of our common stock on Nasdaq on December 29, 2023 was $0.78 per share.

Holders of Common Stock

As of March 22, 2024, we had 36,089,917 shares of our common stock issued and outstanding, and there were 112 record holders of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid dividends. We do not intend to pay cash dividends on our Common Stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends if any, on our common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following is a summary of the principal features of the 2022 Equity Incentive Plan (the “Plan”). This summary does not purport to be a complete description of all of the provisions of the 2022 Equity Incentive Plan and it is qualified in its entirety by reference to the full text of the 2022 Equity Incentive Plan.

Eligibility and Administration.    Employees, consultants and directors of the Company and its subsidiaries may be eligible to receive awards under the 2022 Equity Incentive Plan. Currently, we have seven employees and five non-employee directors. All seven employees, and all five non-employee directors and two consultants have received awards under the 2022 Equity Incentive Plan.

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

Authorized Shares.    The initial maximum number of shares of our Common Stock that may be issued under the 2022 Equity Incentive Plan was 2,340,000. As approved by the Company’s shareholders in December 2023, the maximum number of shares under the Plan was increased to 7,340,000. As of December 31, 2023, a total of 1,657,500 stock options to purchase shares of common stock were granted under the Plan.

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

In January 2023 the Company issued an aggregate of 874,197 shares of its common stock to service providers as compensation for services.

In January 2023 the Company granted options to purchase an aggregate of 1,357,500 shares of its common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $1.63 per share. In October 2023 the Company granted options to purchase an aggregate of 300,000 shares of its common stock under the 2022 Equity Incentive Plan, to two officers/employees and consultants, at an exercise price of $1.07 per share The Company has also granted a stand-alone option to a former employee to purchase up to 100,000 shares of our common stock at an exercise price of $10 per share.

In April 2023 the Company issued an aggregate of 1,000,000 shares of common stock in connection with the termination of several investment banking agreements and all future rights and obligations under such agreements.

In June 2023, in connection with the June 2023 Offering, the Company issued warrants to the underwriter of such offering to acquire up to 210,000 shares of the Company’s common stock at an exercise price of $1.25.

On August 16, 2023, Coeptis Therapeutics Holdings, Inc. (the “Company”) entered into an exclusive licensing arrangement (with Deverra Therapeutics Inc., and, issued to Deverra 4,000,000 shares of the Company’s common stock and assumed certain liabilities related to the ongoing clinical trials.

On September 29, 2023, the Company issued 2,400,000 shares of common stock of the Company to a private investor in exchange for $2,400,000, $400,000 of which was paid in cash and the balance of which was paid with a promissory note.

On September 29, 2023, the Company issued 600,000 shares of common stock of the Company to a private investor in exchange for $600,000, $100,000 of which was paid in cash and the balance of which was paid with a promissory note.

On October 26, 2023, in connection with the private placement described elsewhere in the Annual Report on Form 10-K, the Company issued to an institutional investor (i) 777,000 Shares of the Company’s common stock, (ii) Pre-Funded Warrants to purchase up to 1,223,000 shares of Common Stock, (iii) Series A Warrants to purchase up to 2,000,000 shares of Common Stock with an exercise price of $1.36 per share, and (iv) Series B Warrants (the “Series B Warrants” and together with the Pre-Funded Warrants and the Series A Warrants , the “Warrants”) to purchase up to 2,000,000 shares of Common Stock with an exercise price of $1.36 per share, for gross proceeds to the Company of $2,000,000. In connection with the October 2023 private placement, the Company also issued placement agent warrants (the “Placement Agent Warrants”) to purchase 120,000 shares of our common stock at an exercise price of $1.40 per share.

These foregoing securities were issued pursuant to exemptions from registration under the Securities Act in transactions not involving an underwriter.

Description of our Capital Stock

The following description summarizes the most important terms of our capital stock. Because it is only a summary of the provisions of our certificate of incorporation, as amended (the “Certificate of Incorporation”), and bylaws, as amended (the “Bylaws”), it does not contain all of the information that may be important to you. For a complete description of the matters set forth in this “Description of Capital Stock,” you should refer to our Certificate of Incorporation and Bylaws, each of which are included as exhibits to the registration statement of which this prospectus is a part, and to the applicable provisions of Delaware law.

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

Options/Stock Awards. There were no outstanding stock options at December 31, 2022. The Company subsequently granted in 2023 options to purchase an aggregate of 1,657,500 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $1.50 per share. The Company had also granted a stand-alone option to a former employee to purchase up to 100,000 shares of our common stock at an exercise price of $10 per share, which the stand-alone option expired by its terms on January 31, 2024.

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

Warrants

The Company has warrants outstanding to purchase (i) 1,913,912 shares of our common stock at an average exercise price of approximately $6.86 per share which were assumed from Coeptis Therapeutics, Inc. as part of the Merger, and (ii) 7,500,000 shares of our common stock at an exercise price of $11.50 per share, which were issued prior to the Merger.

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

Our actual results may differ materially from those anticipated in the following discussion, as a result of a variety of risks and uncertainties, including those described under “Risk Factors and Special Considerations” beginning on page 9 of this Annual Report on Form 10-K. We assume no obligation to update any of the forward-looking statements included herein except as expressly required by law.

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

Company History of Coeptis Therapeutics, Inc.

Coeptis Pharmaceuticals, LLC was formed in July 12, 2017 as a Pennsylvania multi-member limited liability company. On December 1, 2018, the members of LLC contributed their interest to a newly formed corporation, Coeptis Pharmaceuticals, Inc. As of December 1, 2018, the LLC became a disregarded single-member limited liability company which is wholly owned by the newly formed corporation. On February 12, 2021, Vinings Holdings, Inc., a Delaware corporation (“Vinings”), merged (the “Merger”) with and into Coeptis Pharmaceuticals, Inc. On July 12, 2021, Vinings has legally changed its name from Vinings Holdings, Inc. to Coeptis Therapeutics, Inc. Coeptis was the surviving corporation of that Merger. As a result of the Merger, Vinings acquired the business of Coeptis and will continue the existing business operations of Coeptis as a wholly owned subsidiary. The Merger was treated as a recapitalization of the Company for financial accounting purposes. The historical financial statements of Vinings before the Merger were replaced with the historical financial statements of Coeptis before the Merger in all future filings with the Securities and Exchange Commission (the “SEC”).

Overview and Outlook

We are a biopharmaceutical company which owns, acquires, and develops cell therapy technologies for cancer and other diseases Our products and technologies are intended to be commercialized in the US and other major markets throughout the world. Since our inception in 2017, we have acquired and commercialized two drug products for the US market, which were approved as 505b2 applications. These anti-hypertension products were launched into the US market during 2020 through a marketing partner. At launch, the sales and promotional efforts were significantly impeded by the limitation of the global pandemic and as such, we have since abandoned all activities and ownership pertaining to both products. We also began the development of several ANDA products which we divested in 2019 to a larger generic pharmaceutical drug manufacturer, and have moved away from focusing on the commercialization of generic products. In early 2021, we entered into strategic partnerships to co-develop improved therapies for the auto-immune and oncology markets. Following the reverse merger transaction, we continue to focus on identifying and investing resources into innovative products and technologies which we believe will significantly transform our current products and therapies.

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

Vy-Gen-Bio, Inc.

In May 2021, we entered into two exclusive option agreements (the “CD38 Agreements”) relating to separate technologies designed to improve the treatment of CD38-related cancers (e.g., multiple myeloma, chronic lymphocytic leukemia, and acute myeloid leukemia) with Vy-Gen-Bio, Inc. (“Vy-Gen”), a majority-owned subsidiary of Vycellix, Inc., a Tampa, Florida-based private, immuno-centric discovery life science company focused on the development of transformational platform technologies to enhance and optimize next-generation cell and gene-based therapies, including T-cell and Natural Killer (NK) cell-based cancer therapies.

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

CD38-Diagnostic could be offered as an in-vitro diagnostic for determining patient suitability and likelihood of positive treatment outcomes for CD38-GEAR-NK and/or CD38 monoclonal antibody therapies.

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

In May 2021, we made initial payments totaling $750,000 under the CD38 Agreements, to acquire the exclusive options to acquire co-development rights with respect to CD38-GEAR-NK and CD38-Diagnostic. On August 15, 2021, we entered into amendments to each of the CD38 Agreements. In connection with the two amendments, we delivered to Vy-Gen promissory notes aggregating $3,250,000 with maturity dates of December 31, 2021, and made a cash payment of $1,000,000, upon which cash payment we exercised the two definitive option purchase agreements. In December 2021, we completed our payment obligations to secure the 50% ownership interest in the CD38-Diagnostic, and subsequently in November 2022 we completed our purchase of the 50% ownership interest for the CD38-GEAR-NK product candidate. Details of the two August amendments and the December amendment are summarized in the amendments attached at Exhibits 4.1 and 4.2 to our Current Report on Form 8-K dated August 19, 2021 and Exhibits 4.2 to the our Current Report on Form 8-K dated December 27, 2021.

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

Deverra Therapeutics, Inc.

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

As consideration for the transactions described above, the Company paid Deverra approximately $570,000 in cash, issued to Deverra 4,000,000 shares of the Company’s common stock and assumed certain liabilities related to the ongoing clinical trials. Total consideration paid was $4,937,609, which was fully expensed in accordance with ASC 730, and is reflected within research and development in the accompanying condensed consolidated statement of operations for the year ended December 31, 2023. In addition, in accordance with the terms of the Sublicense Agreement, the Company agreed to pay FHCRC certain specified contingent running royalty payments and milestone payments under the FHCRC Agreement, in each case to the extent such payments are triggered by the Company’s development activities.

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

Comparison of the years ended December 31, 2023 and December 31, 2022.

Revenues. Revenues recorded in the years ended December 31, 2023 and 2022 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses.

Overview. Operating expenses decreased from $34,195,965 in the year ended December 31, 2022 to $21,482,767 in the year ended December 31, 2023. The decrease in 2023 is a result of less strategic financing costs, including merger expenses incurred in 2022.

General and Administrative Expenses. For the year ended December 31, 2022 and 2023, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $218,412 for the year ended December 31, 2022 and was $107,685 for the year ended December 31, 2023. Interest was related to notes payable, which are discussed in detail in the Footnotes to the consolidated financial statements, incorporated by reference herein. Management expects that in 2024 and thereafter, interest expense will increase, as it may take on debt from insiders or independent third parties to fund operations either while awaiting receipt of the proceeds of equity capital financings or as a stand-alone strategy in addition to raising capital through equity capital financings.

Financial Resources and Liquidity. The Company had limited financial resources during the year ended December 31, 2022 with cash of $3,791,302. For the year ended December 31, 2023, cash decreased to $1,469,134. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. David Mehalick, our President and Chief Executive Officer, Colleen Delaney, M.D., M.Sc., our Chief Scientific and Medical Officer, and Daniel Yerace, our Vice President of Operations, and all agreed to waive their rights to a 2023 guaranteed bonus payment under their respective employment agreements to further maintain our ability to fund operations. During 2024, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

Financial Condition, Liquidity and Capital Resources

At December 31, 2023. For the year ended December 31, 2023, cash decreased to $1,469,134. During this time period, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2024, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

At December 31, 2022. Our Company had limited financial resources during the year ended December 31, 2021, with cash of $2,179,558 at December 31, 2021. Cash increased at December 31, 2022 to $3,791,302. We continue to operate a minimal infrastructure, in order to maintain our ability to fund operations, keep full focus on all product development targets and to stay current with all of our scientist consultants, legal counsel and accountants.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the 2022 self-diagnosed material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the self-diagnosed material weaknesses are remediated.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was not effective, due to the self-diagnosed material weakness described below. The material weaknesses were self-diagnosed as of December 31, 2023, and were not issued by our independent auditors, Turner, Stone & Company, LLP. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The Company self-identified the following material weaknesses as of December 31, 2023:

1.	The Company’s system of internal controls, as designed and implemented, is not operating effectively. The Company continues to improve and implement (i) segregation of duties and evidence of fiduciary oversight related to the financial statement close process, cash disbursements process, contract approval process and time and expense reimbursement process; (ii) formally documented accounting policies and procedures that are effective and consistently applied in accordance with GAAP; and (iii) effective controls and resources to address the accounting requirements for new accounting pronouncements.

2.	The Company’s financial statement close process and disclosure controls and procedures, including the secondary review and approval of financial information generated to prepare the consolidated financial statements, are ineffective.

Over the course of the year ended December 31, 2023, the Company has worked toward remediation of these self-diagnosed material weaknesses by (i) hiring additional resources to effectively allow for segregation of duties, formally documenting accounting policies, and ensuring compliance with accounting requirements and (ii) adopting processes and procedures that support a timely financial statement close, and secondary reviews, and (iii) appointing Brian Cogley as the Company’s new Chief Financial Officer on May 17, 2023. Mr. Cogley arrived at Coeptis with a career in corporate finance and accounting during which he advised and led the financial operations for companies in multiple industries including life sciences, pharmaceuticals, financial services, and manufacturing. Mr. Cogley’s diverse experience and knowledge of the Sarbanes-Oxley control environment and SEC reporting requirements helped bolster the Company’s internal controls and operational efficiency. The Company is confident that after one full year under new financial leadership, remediation of the self-diagnosed material weaknesses will be achieved.

Changes in Internal Control Over Financial Reporting

In an effort to address the Company’s internal accounting personnel deficiencies, we appointed Brian Cogley as our new Chief Financial Officer in May 2023, as described above.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm, as non-accelerated filers are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our executive officers and directors and hold the positions set forth opposite their name.

Executive Officers and Directors	Age	Position
David Mehalick	55	Chairman, Chief Executive Officer and President
Daniel Yerace	41	Director and Vice President of Operations
Brian Cogley	37	Chief Financial Officer
Colleen Delaney	56	Chief Scientific and Medical Officer
Christine Sheehy	56	Vice President of Compliance and Secretary
Christopher Calise	50	Director
Tara Maria DeSilva	55	Director
Philippe Deschamps	61	Director
Christopher Cochran	54	Director
Gene Salkind	70	Director

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

Brian Cogley — Chief Financial Officer: Mr. Cogley has over 15 years of accounting and finance experience, having previously held positions of increasing authority at two “Big 4” accounting firms and served on the management teams of multiple companies in diverse industries. An accountant by training, Mr. Cogley arrives at Coeptis with a career in corporate finance and accounting during which he advised and led the financial operations for companies spanning multiple industries including life sciences, pharmaceuticals, financial services, and manufacturing. From February 2022 until joining Coeptis, Mr. Cogley was a Senior Manager, Accounting Advisory at CFGI, LLC where he served pharmaceutical and financial services clients in technical accounting implementations and execution, interim Controller roles, interim SEC Reporting Manager roles, segment reporting and carve-out engagements. From 2017-2022 Mr. Cogley held the position of Vice President of Finance & Accounting at NexTier Bank where he was a member of the Company’s senior management team and led its accounting and finance operations, including the general ledger, financial planning and analysis, internal and external financial reporting, and human resources. From 2015-2017 Mr. Cogley held the position of Global Cash Manager for Calgon Carbon Corporation, where he was responsible for all daily cash decisions across the global enterprise. From 2012-2015 Mr. Cogley was a Financial Analyst at TriState Capital Bank where he was responsible for building its Sarbanes-Oxley control environment, SEC/regulatory reporting and new system implementation, while also working on various process improvement projects. Mr. Cogley began his career at KPMG, LLP, providing audit and assurance services to a variety of clients in the financial services industry. Mr. Cogley earned a B.A. with a concentration in accounting and a Master of Business Administration with a concentration in finance from Duquesne University.

Colleen Delaney - Chief Scientific and Medical Officer: Colleen Delaney, M.D., M.Sc. recently joined Coeptis, and brings more than two decades of experience to the Company. Dr. Delaney, is a trained oncologist and stem cell transplant physician scientist. A highly accomplished and greatly respected leader, Dr. Delaney is pioneering methods to make umbilical cord blood transplants more available and successful worldwide. As a trained oncologist and stem cell transplant physician scientist with expertise in the translation of scientific discovery to clinical practice, she is proficient in all aspects of cell therapy product development, from initial discovery to pre-clinical and Investigational New Drug (IND)-enabling studies, manufacturing, global regulatory experience, and clinical trial design. She has served on federal advisory committees focused on multiple cell and gene therapy and acted as a director for several nonprofit associations. In addition to her industry experience, Dr. Delaney is a clinical professor at the University of Washington, Division of Pediatric Hematology/Oncology, and is an affiliate and former professor at the Fred Hutchinson Cancer Research Center, where she also held the Madeline Dabney Adams Endowed Chair in Acute Myeloid Leukemia research. She earned her B.A in Molecular Biology and Biochemistry from Wesleyan University, her MSc in Social Research and Social Policy from Oxford University and her M.D. from Harvard Medical School.

Christine Sheehy — Vice President of Compliance and Secretary: Ms. Sheehy has over 25 years of experience in the pharmaceutical business, including globally commercializing drug products and working in development of targeted therapeutics including cell and gene therapies. Since 2017, she has served as our Director, Chief Financial Officer and Secretary. From 2010 to 2016, Ms. Sheehy served as the Senior Vice-President of Operations for Kadmon Pharmaceuticals, a clinical and commercial phase pharmaceutical company. From 2001 to 2010, she served as the Vice-President of Operations of Three Rivers Pharmaceuticals, a start-up pharmaceutical company which was acquired by Kadmon Pharmaceuticals in 2010. During that time, she launched branded and generic products in the U.S., leading the operational business. Ms. Sheehy earned a bachelor’s degree in accounting from Penn State University.

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

Compensation Committee

The Company Board has a compensation committee. The compensation committee currently consists of Tara Maria DeSilva, Christopher Cochran and Gene Salkind, with Mr. Cochran serving as the chair of the committee. Each of the members of the Company’s compensation committee meet the requirements for independence under the under the applicable rules and regulations of the SEC and rules of Nasdaq. The Company’s compensation committee will be responsible for, among other things:

•	developing and reviewing compensation policies and practices applicable to executive officers;
•	reviewing, approving or recommending for approval by the Board, compensation for executive officers, including without limitation salary, bonus, incentive compensation, perquisites and equity compensation;
•	reviewing, approving and determining compensation and benefits, including equity awards, to directors for service on the Company Board or any committee thereof;
•	supervising, administering and evaluating incentive, equity-based and other compensatory plans of the Company in which executive officers and key employees participate; and
•	reviewing, approving and making recommendations to the Company Board regarding incentive compensation and equity compensation plans

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

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and for years ended December 31, 2022 and 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Mehalick	2023	360,000	–	–	–	–	–	–	360,000
Chairman, CEO and President	2022	286,615	75,000	–	–	–	–	–	361,615

Daniel Yerace	2023	360,000	–	–	–	–	–	–	360,000
Vice President of Operations	2022	285,346	75,000	–	–	–	–	–	360,346

Brian Cogley	2023	200,000	8,000	–	–	–	–	–	208,000
Chief Financial Officer	2022	–	–	–	–	–	–	–	–

Colleen Delaney	2023	360,000	–	–	–	–	–	–	360,000
Chief Scientific and Medical Officer	2022	–	–	–	–	–	–	–	–

Christine Sheehy	2023	150,999	–	–	–	–	–	–	150,999
Former Chief Financial Officer	2022	150,999	75,000	–	–	–	–	–	225,999

* Ms. Sheehy stepped down as Chief Financial Officer in 2023 and remains with the Company as Vice President of Compliance and Secretary.

Employment Agreements with Directors and Officers

The Company is party to employment agreements with David Mehalick, Colleen Delaney and Daniel Yerace, each of which are described below. The Company does not currently have employment agreements with any of its other officers and directors.

David Mehalick:    David Mehalick, our President and Chief Executive Officer, entered into an employment agreement with Coeptis Therapeutics, Inc. on February 21, 2022 (the “Effective Date”) covering Coeptis and its subsidiary, Coeptis Pharmaceuticals. The employment agreement is in effect immediately and will remain in effect until the termination of the employment agreement by either party in accordance with Section 5 of the employment agreement. Mr. Mehalick shall report to the Board of Directors and shall have the duties, responsibilities and authority as may from time to time be assigned to him by the Board of Directors. Under the employment agreement, Coeptis currently pays to Mr. Mehalick an annualized salary at the rate of $360,000. Mr. Mehalick will also receive a guaranteed bonus equal to twenty (20%) of his base salary for each calendar year (which amount Mr. Mehalick has waived for calendar year 2023), and will be eligible to receive merit bonuses, certain milestone bonuses and awards of stock options, restricted stock units or other equity awards pursuant to any plans or arrangements that Coeptis may have in effect from time to time. The foregoing summary does not purport to be complete and is qualified in its entirety by reference Mr. Mehalick’s employment agreement, which is filed as Exhibit 4.1 to Coeptis’ Current Report on Form 8-K filed on February 21, 2022. This employment agreement was assumed by the Company in connection with the Merger.

Daniel Yerace:    Daniel A. Yerace, our Vice President of Operations, entered into an employment agreement with Coeptis on the Effective Date covering Coeptis and its subsidiary, Coeptis Pharmaceuticals. The employment agreement is in effect immediately and will be effective from the Effective Date until the termination of the employment agreement by either party in accordance with Section 5 of the employment agreement. Mr. Yerace reports to the President of Coeptis and has the duties, responsibilities and authority as may from time to time be assigned to him by Coeptis’ President. Under the employment agreement, Coeptis currently pays to Mr. Yerace an annualized salary at the rate of $360,000. Mr. Yerace will also receive a guaranteed bonus equal to twenty (20%) of his base salary for each calendar year (which amount Mr. Yerace has waived for calendar year 2023), and will be eligible to receive merit bonuses, certain milestone bonuses and awards of stock options, restricted stock units or other equity awards pursuant to any plans or arrangements that Coeptis may have in effect from time to time. The foregoing summary does not purport to be complete and is qualified in its entirety by reference Mr. Yerace’s employment agreement, which is filed as Exhibit 4.1 to Coeptis’ Current Report on Form 8-K filed on February 21, 2022. This employment agreement was assumed by the Company in connection with the Merger.

Brian Cogley:    Mr. Cogley joined the Company in 2023. For 2023, Mr. Cogley is currently to receive, (i) an initial base salary of $200,000 per year, (ii) eligibility for annual discretionary bonus, (iii) participation in the Company’s stock incentive plan with the number of stock options to be determined and (iv) additional benefits generally available to other salaried employees of the Company. Mr. Cogley’s employment is “at will”.

Collen Delaney. Dr. Delaney joined the Company in 2023. For 2023, Dr. Delaney is currently to receive, (i) an initial base salary of $360,000 per year, (ii) an annual bonus of 20% of base salary (which amount Dr. Delaney has waived for calendar year 2023) plus eligibility for additional annual discretionary bonus, (iii) participation in the Company’s stock incentive plan with the number of stock options to be determined and (iv) additional benefits generally available to other salaried employees of the Company. Dr. Delaney’s employment is “at will”.

Outstanding Equity Awards at Fiscal Year End

The Company had unexercised options (including stock options that have not vested) to purchase an aggregate of 1,657,000 shares of Common Stock outstanding for executive officers and directors as of December 31, 2023. The Company had no outstanding equity awards at December 31, 2022.

Employee, Director and Consultant Stock Plan

General

See “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - Securities Authorized for Issuance under Equity Compensation Plans” for a full description of the Company’s 2022 Equity Incentive Plan.

Option Grants and Stock Awards

On January 27, 2023, the Company granted options to purchase an aggregate of 1,357,500 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $1.63 per share. On February 1, 2023, the Company also granted a stand-alone option to a former employee to purchase up to 100,000 shares of our common stock at an exercise price of $10 per share. The stand-alone option expired on January 31, 2024.

On October 2, 2023, the Company granted additional options to purchase an aggregate of 300,000 shares of our common stock to two employees at an average price of $1.07 per share.

The following table provides certain information regarding unexercised options to purchase Common Stock, stock options that have not vested and equity-incentive plan awards outstanding as of December 31, 2023, for each named executive officer and director.

	Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Mehalick	–	–	625,000	(2)	(2)	–	–	–	–
Daniel Yerace	–	–	200,000	1.60	1/27/2033	–	–	–	–
Christine Sheehy	–	–	200,000	1.60	1/27/2033	–	–	–	–
Christopher Calise	–	–	30,000	1.60	1/27/2033	–	–	–	–
Tara DeSilva	–	–	30,000	1.60	1/27/2033	–	–	–	–
Gene Salkind	–	–	30,000	1.60	1/27/2033	–	–	–	–
Philippe Deschamps	–	–	30,000	1.60	1/27/2033	–	–	–	–
Christopher Cochran	–	–	30,000	1.60	1/27/2033	–	–	–	–
Brian Cogley	–	–	100,000	1.07	10/2/2033	–	–	–	–
Colleen Delaney	–	–	200,000	1.07	10/2/2033	–	–	–	–

(1) All options were issued (a) to Mr. Cogley and Dr. Delaney on October 2, 2023 and (b) to the officers and directors on January 27, 2023 (as applicable, the “Grant Date”).

(2) Includes (i) 250,000 incentive stock options with an exercise price of $1.76 and an expiration date of January 27, 2028 and (ii) 375,000 nonqualified stock options with an exercise price of $1.60 and an expiration date of January 27, 2033.

2022 and 2023 Director Compensation

Non-employee directors were each paid a total of $18,333 for service as a director during 2023. No compensation was earned or paid to any non-employee director for service as a director during 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our Common Stock beneficially owned on March 22, 2024, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock; (ii) all directors; (iii) all named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Shares of common stock subject to options or warrants that are exercisable as of the date of this Annual Report on Form 10-K or are exercisable within 60 days of such date are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of calculating the percentage ownership of such person but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person. Applicable percentage ownership is based on 36,089,917 shares of common stock outstanding as the date of this Annual Report on Form 10-K.

Unless otherwise indicated and subject to applicable community property and similar laws, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name of Beneficial Ownership(1)	Shares Owned		Percentage
Executive Officers and Directors
David Mehalick	2,796,624	(2)	7.74%
Daniel Yerace	1,073,105	(3)	2.97%
Christopher Calise	1,484,565	(4)	4.11%
Tara DeSilva	38,750	(5)	*
Philippe Deschamps	38,750	(5)	*
Christopher Cochran	38,750	(5)	*
Gene Salkind	281,296	(6)	*
Brian Cogley	25,000	(7)	*
Christine Sheehy	1,073,105	(8)	2.97%
Colleen Delaney	50,000	(9)	*
Officer and Directors as a Group (10 persons)	6,899,945		17.79%
Greater than 5% Holders (1 person)
Biofin Ventures, LLC (10)	2,400,000		6.65%

*	Less than 1.0%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Coeptis Therapeutics, Inc., 105 Bradford Rd, Suite 420, Wexford, PA 15090.
(2)	Includes 195,313 (rounded to the nearest share) shares of common stock that are issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 816,630 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(3)	Includes 62,500 shares of common stock that are issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 337,500 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(4)	Includes (i) 942,117 shares of common stock that are issuable under currently exercisable options and (ii) 38,750 shares of common stock that are issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 26,250 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(5)	Represents 38,750 shares of common stock that are issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 26,250 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.

(6)	Includes (i) 84,217 shares of common stock that are held as JTWROS with Catherine Salkind, (ii) 57,268 shares of common stock issuable upon exercise of currently exercisable warrants held as JTWROS with Catherine Salkind, (iii) 101,061 shares of common stock that are issuable upon currently exercisable warrants and (iv) 38,750 shares of common stock that are issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 26,250 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(7)	Represents 25,000 shares of common stock that are issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 225,000 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(8)	Includes 62,500 shares of common stock that are issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 187,500 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(9)

Represents 50,000 shares of common stock that are issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 550,000 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.

(10)	Joshua Lewis is the manager of this entity and possesses voting control over securities owned by it.

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

Predecessor has entered into a registration and shareholder rights agreement with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares issuable upon exercise of the foregoing and upon conversion of the founder shares.

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

Compensation Committee

The Company Board has a compensation committee. The compensation committee currently consists of Tara Maria DeSilva, Christopher Cochran and Gene Salkind, with Mr. Cochran serving as the chair of the committee. Each of the members of the Company’s compensation committee meet the requirements for independence under the under the applicable rules and regulations of the SEC and rules of Nasdaq. The Company’s compensation committee will be responsible for, among other things:

•	developing and reviewing compensation policies and practices applicable to executive officers;
•	reviewing, approving or recommending for approval by the Board, compensation for executive officers, including without limitation salary, bonus, incentive compensation, perquisites and equity compensation;
•	reviewing, approving and determining compensation and benefits, including equity awards, to directors for service on the Company Board or any committee thereof;
•	supervising, administering and evaluating incentive, equity-based and other compensatory plans of the Company in which executive officers and key employees participate; and
•	reviewing, approving and making recommendations to the Company Board regarding incentive compensation and equity compensation plans

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

The following table shows the fees paid or accrued for the audit and other services provided by Tuner, Stone & Company, LLP, our independent registered public accounting firm for the years ended December 31, 2023 and 2022.

	12-31-2023	12-31-2022
Audit fees	$73,912	$49,886
Other Service Fees	145,440	61,995
Total	$219,352	$111,881

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

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

All other fees consist of fees for other miscellaneous items.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K, beginning on page F-1.

(2)	Financial Statement Schedules—Financial statement schedules have been omitted in this Annual Report on Form 10-K because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	Exhibits—The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 18, 2022, by and among Bull Horn Holdings Corp., a British Virgin Island corporation, BH Acquisition Sub, a Delaware corporation and Coeptis Therapeutics, Inc., a Delaware corporation (incorporated by reference from Exhibit 2.1 to Bull Horn Holdings Corp.’s Current Report on Form 8-K, as filed with the SEC on April 19, 2022)
2.2	Certificate of Merger as filed with the Delaware Secretary of State effective October 28, 2022 (incorporated by reference to Exhibit 2.2 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on November 3, 2022)
3.1	Amended and Restated Certificate of Incorporation of Coeptis Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on November 3, 2022)
3.2	Certificate of Incorporation of Coeptis Therapeutics, Inc. (incorporated by reference from the Certificate of Merger included at Exhibit 2.2 to the Current Report on Form 8-K)
3.3	Amended and Restated Bylaws of Coeptis Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.3 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on November 3, 2022)
10.1	Registration Rights Agreement, dated October 29, 2020, by and among Bull Horn and certain security holders (incorporated by reference to Exhibit 10.3 of Bull Horn’s Form 8-K, filed with the SEC on November 3, 2020).
10.2	Private Placement Warrants Purchase Agreement, dated October 29, 2020, by and between Bull Horn and Imperial Capital LLC, I-Bankers Securities, Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 10.4 of Bull Horn’s Form 8-K, filed with the SEC on November 3, 2020).
10.3	Private Placements Warrants Purchase Agreement, dated October 29, 2020, by and between Bull Horn and Sponsor (incorporated by reference to Exhibit 10.5 of Bull Horn’s Form 8-K, filed with the SEC on November 3, 2020).
10.4	Co-Development Option Purchase Agreement (SNP) between Coeptis and Vy-Gen Bio, Inc. (incorporated by reference to Exhibit 4.1 to Coeptis Therapeutics, Inc.’s Form 8-K, filed with the SEC on May 11, 2021).
10.5	Co-Development Option Purchase Agreement (GEAR) between Coeptis and Vy-Gen Bio, Inc. (incorporated by reference to Exhibit 4.2 to Coeptis’ Form 8-K, filed with the SEC on May 11, 2021).
10.6	Amendment No. 1 to Co-Development Option Purchase Agreement (SNP) between Coeptis and VyGen-Bio, Inc. (incorporated by reference to Exhibit 4.1 to Coeptis Therapeutics, Inc.’s Form 8-K, filed with the SEC on August 19, 2021).
10.7	Co-development and Steering Committee Agreement with VyGen-Bio, Inc. (incorporated by reference to Exhibit 4.1 to Coeptis’ Therapeutics, Inc.’s Form 8-K, filed with the SEC on December 27, 2021).
10.8	Employment Agreement between Coeptis and David Mehalick (incorporated by reference to Exhibit 4.1 to Coeptis Therapeutics, Inc.’s Form 8-K filed with the SEC on February 25, 2022).
10.9	Employment Agreement between Coeptis and Daniel Yerace (incorporated by reference to Exhibit 4.2 to Coeptis Therapeutics, Inc.’s Form 8-K filed with the SEC on February 25, 2022).
10.10	2022 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on November 3, 2022)
10.11	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on October 27, 2023)
10.12	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on October 27, 2023)
10.13	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.4 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on October 27, 2023)

10.14	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 10.5 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on October 27, 2023)
10.15	License Agreement, dated as of August 16, 2023, by and between Coeptis Therapeutics Holdings, Inc. and Deverra Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on August 22, 2023)
10.16	Sublicense Agreement, dated as of August 16, 2023, by and between Coeptis Therapeutics Holdings, Inc. and Deverra Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on August 22, 2023)
10.17

Asset Purchase Agreement, dated as of August 16, 2023, by and between Coeptis Therapeutics Holdings, Inc. and Deverra Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on August 22, 2023)

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

Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Coeptis Therapeutics Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Coeptis Therapeutics Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the notes to consolidated financial statements, the Company has suffered recurring losses from operations since inception and has insufficient working capital to fund future operations both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Turner, Stone & Company, LLP

We have served as the Company’s auditor since 2020

Dallas, Texas

March 25, 2024

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$1,469,134	$3,791,302
Accounts receivable	–	8,075
Notes receivable	3,500,000	–
Interest receivable	38,978	–
Prepaid assets, current portion	241,601	142,356
TOTAL CURRENT ASSETS	5,249,713	3,941,733

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	13,931	12,695
Furniture and fixtures, net	11,306	12,542

OTHER ASSETS
Prepaid assets, net of current portion	158,333	348,333
Co-development options	2,554,166	3,554,167
Right of use asset, net of accumulated amortization	97,571	58,914
Total other assets	2,810,070	3,961,414
TOTAL ASSETS	$8,071,089	$7,915,689

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,419,699	$99,021
Accrued expenses	555,950	181,998
Notes payable, current portion	975,000	1,850,000
Right of use liability, current portion	38,047	41,618
TOTAL CURRENT LIABILITIES	2,988,696	2,172,637

LONG TERM LIABILITIES
Note payable, net of current portion	150,000	150,000
Derivative liability warrants	557,250	1,125,000
Right of use liability, non-current portion	61,179	14,723
TOTAL LONG TERM LIABILITIES	768,429	1,289,723
TOTAL LIABILITIES	$3,757,125	$3,462,360

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 150,000,000 shares authorized, 35,331,036 shares issued and outstanding at December 31, 2023, and 19,566,839 shares issued and outstanding at December 31, 2022	$3,533	$1,957
Additional paid-in capital	91,666,691	70,541,095
Accumulated deficit	(87,356,260)	(66,089,723)
TOTAL STOCKHOLDERS' EQUITY	4,313,964	4,453,329
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,071,089	$7,915,689

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2023	December 31, 2022
SALES
Consulting services	$–	$–
Sales	–	–
Total sales	–	–
Cost of goods	–	–
Gross profit	–	–

COST OF OPERATIONS
Research and development	6,668,244	20,887
Professional services	10,864,640	31,114,208
General and administrative expenses	3,945,531	3,052,538
Selling and marketing	12,710	8,331
	21,491,125	34,195,964

LOSS FROM OPERATIONS	(21,491,125)	(34,195,964)

OTHER INCOME (EXPENSE)

Royalties and licensing fees	(15,000)	(90,000)
Other income (expense)	(220,477)	98,701
Loss on extinguishment of debt and write down of assets	–	(3,393,542)
Gain on change in fair value of derivative liability warrants	567,750	–
Gain on write down of liabilities	–	225,000
Interest expense	(107,685)	(218,412)
TOTAL OTHER INCOME (EXPENSE), net	224,588	(3,378,253)

LOSS BEFORE INCOME TAXES	(21,266,537)	(37,574,217)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–
NET LOSS	$(21,266,537)	$(37,574,217)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(0.83)	$(2.63)

Weighted average number of common shares outstanding	25,689,989	14,295,678

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	SERIES B				ADDITIONAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2021	8,000	$1	12,492,050	$1,196	$30,146,728	$(247,165)	$(27,550,126)	$2,350,634

Shares issued for cash	–	–	404,410	41	3,271,445	–	–	3,271,486

Shares issued for services	–	–	588,990	58	4,983,442	–	–	4,983,500

Retirement of shares	–	–	(110,762)	–	(247,165)	247,165	–	–

Warrants converted to shares	–	–	1,250,658	125	5,247,524	–	–	5,247,649

Warrants issued for services	–	–	–	–	23,730,298	–	–	23,730,298

Warrants issued for extinguishment of debt	–	–	–	–	3,408,559	–	–	3,408,559

Merger	(8,000)	(1)	4,941,493	537	264	–	(965,380)	(964,580)

Net loss	–	–	–	–	–	–	(37,574,217)	(37,574,217)

BALANCE AT DECEMBER 31, 2022	–	$–	19,566,839	$1,957	$70,541,095	$–	$(66,089,723)	$4,453,329

Shares issued for cash	–	–	500,000	50	499,950	–	–	500,000

Shares issued in exchange for note receivable	–	–	2,500,000	250	2,499,750	–	–	2,500,000

Shares issued for services	–	–	2,964,197	296	4,420,918	–	–	4,421,214

Warrants issued for services	–	–	–	–	2,613,183	–	–	2,613,183

Warrants issued for cash	–	–	–	–	200,000	–	–	200,000

Warrants issued in exchange for note receivable	–	–	–	–	1,000,000	–	–	1,000,000

Stock based compensation	–	–	–	–	477,503	–	–	477,503

Issuance of common stock and warrants, net of issuance costs	–	–	5,500,000	550	4,791,796	–	–	4,792,346

Shares issued for the conversion of debt	–	–	300,000	30	302,896	–	–	302,926

Shares issued in connection with asset purchase agreement	–	–	4,000,000	400	4,319,600	–	–	4,320,000

Net loss	–	–	–	–	–	–	(21,266,537)	(21,266,537)

BALANCE AT DECEMBER 31, 2023	–	$–	35,331,036	$3,533	$91,666,691	$–	$(87,356,260)	$4,313,964

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2023	December 31, 2022
OPERATING ACTIVITIES

Net loss	$(21,266,537)	$(37,574,217)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,001,237	1,001,384
Shares issued for non-employee services	4,421,214	4,983,500
Stock based compensation	477,503	–
Warrants issued for services	2,613,183	23,730,298
Warrants issued for extinguishment of debt	–	3,408,559
(Gain) loss on change in fair value of derivative liability warrants	(567,750)	1,125,000
Shares issued in connection with asset purchase agreement	4,320,000	–

(Increase) decrease in:
Accounts receivable	8,075	(8,075)
Interest receivable	(38,978)	–
Right of use asset/liability	4,228	628
Prepaid assets	90,755	(490,689)
Increase (decrease) in:
Accounts payable	1,320,678	(35,071)
Accrued expenses	376,878	(17,128)
NET CASH USED IN OPERATING ACTIVITIES	(7,239,514)	(3,875,811)

INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES

Proceeds from note payable	650,000	–
Repayment of notes payable	(1,225,000)	(2,417,000)
Cash paid for debt as part of merger/recapitalization	–	(614,580)
Proceeds from issuance of common stock and warrants, net of issuance costs	4,792,346	–
Shares issued for cash	500,000	3,271,486
Shares issued for cash for the conversion warrants	–	5,247,649
Warrants issued for cash	200,000	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,917,346	5,487,555
NET INCREASE IN CASH	(2,322,168)	1,611,744
CASH AT BEGINNING OF YEAR	3,791,302	2,179,558
CASH AT END OF YEAR	$1,469,134	$3,791,302

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

SUPPLEMENTAL NON-CASH DISCLOSURES
Shares and warrants issued in exchange for notes receivable	$3,500,000	$–
Shares issued for the conversion of debt	$302,926	$–

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

Basis of Presentation – The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and with the instructions to Form 10-K and Rule 8-03 of Regulation S-X. Accordingly, they include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, any adjustments contained in the accompanying audited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position and operating results of the Company as of December 31, 2023 and 2022 and for the years then ended.

As a result of the Merger, the consolidated financial statements included in this report reflect (1) the historical operating results of Coeptis prior to the Merger; (2) the combined results of the Company and Coeptis following the closing of the Merger; (3) the assets and liabilities of Coeptis at their historical cost; and (4) the Company’s equity structure for all periods presented.

Principles of Consolidation – The accompanying audited consolidated financial statements include the accounts of Coeptis Therapeutics Holdings Inc. (formerly Bull Horn Holdings Corp.), Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc. and its wholly-owned subsidiary, Coeptis Pharmaceuticals, LLC. All material intercompany accounts, balances and transactions have been eliminated.

Risks and Uncertainties – In late 2019, an outbreak of a novel strain of the Coronavirus 2019 Disease (“COVID-19”) was identified and infections have been found in a number of countries around the world, including the United States. COVID-19 and its impact on trade including customer demand, travel, employee productivity, supply chain, and other economic activities has had, and may continue to have, a potentially significant effect on financial markets and business activity. The COVID-19 pandemic continues to evolve and the duration of its impact on the Company’s operations and financial performance is currently uncertain and cannot be predicted with confidence.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash – For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. At times, balances of cash and cash equivalents at financial banking institutions exceeded the federally insured limit of $250,000. Uninsured balances approximated $1,219,000 and $3,541,000 at December 31, 2023 and 2022, respectively. The Company regularly monitors the financial condition of the institution in which it has depository accounts and believes the risk of loss is minimal.

Property and Equipment – Fixed assets are stated at cost and depreciation is computed using the straight-line method for financial statement purposes.

Intangible Assets – Intangibles are being amortized using the straight-line method over estimated useful lives of between five and forty years. For the years ended December 31, 2023 and 2022, depreciation expense totaled $1,235 and $1,384 respectively.

Research and Development – Research and development costs are expensed when incurred. During the years ended December 31, 2023 and 2022, research and development expenses totaled $6,668,244 and $20,887, respectively.

Impairment - The Company’s property and equipment and other non-current assets are reviewed for possible impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized if and when the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. There was no impairment recognized for the years ended December 31, 2023 and 2022.

Derivative Liability Warrants - The Company accounts for the Public Warrants and Private Placement Warrants (the “Warrants”) in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in each respective reporting period. This liability is subject to re-measurement at each consolidated balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to temporary differences between reporting of income and expenses for financial reporting purposes and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes.

The Income Taxes Topic of FASB ASC clarifies the accounting and reporting for uncertainties in income tax law within subtopic FASB ASC 740-10-25-5. The guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Management believes that there is no liability related to uncertain tax positions during the years ended December 31, 2023 and 2022.

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

Employee and Non-Employee Share-Based Compensation – The Company applies ASC 718-10, Share-Based Payment, which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options equity awards issued to employees and non-employees based on estimated fair values.

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

Adoption of New Accounting Pronouncements – During the years ended December 31, 2023 and 2022, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Revenue Recognition – Revenues are recognized when services are provided to its customers or the product is sold, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods as the respective performance obligations are met. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. There were no amounts received for consulting services for the years ended December 31, 2023 and 2022.

Earnings Per Share – Basic earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period. Diluted earnings per share reflects potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period. Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying consolidated financial statements. The Company does not have other potentially issuable shares of stock.

Going Concern – The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of December 31, 2023, the Company had an accumulated deficit of $87,356,260, and for the year ended December 31, 2023, the Company had a net loss of $21,266,537. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

Fair Value of Financial Instruments – The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The methods and assumptions applied in determining the fair value of each class of financial assets and financial liabilities of the Company are disclosed in the respective accounting policies. The estimated fair value of cash, accounts receivable, notes receivable, and notes payable approximate their carrying amounts due to the short-term nature of these instruments.

NOTE 3 – CO-DEVELOPMENT OPTIONS

Prior to 2022, the Company entered into an agreement with Purple Biotech (“Purple”) to market, distribute, and sell the Consensi product (the “Product”) on an exclusive basis within the United States and Puerto Rico. Upon execution of the Agreement the Company paid $1,000,000 to Purple. Two additional milestone payments of $1,500,000 and $1,000,000 were due and paid upon completion of the milestones including the first commercial sale of the Product which occurred and the payments were made prior to 2022.

In September of 2021, the Company executed a license termination agreement with Purple to cease all efforts for sales and promotion of the Product in the United States and Puerto Rico. The termination included (i) issuance of $1,500,000 of convertible debt due in 2023 to satisfy amounts owed for the license, (ii) the issue of warrants (See NOTE 5) and (iii) transfer of inventory ownership back to Purple. In conjunction with this termination, the Company also terminated its marketing agreement with a third party for the Product’s sales and promotion. On July 14, 2023, the Company executed an amendment to revise the note’s payment schedule. The revised payment schedule has four milestone payments (the first three of which were paid on July 17, 2023, September 30, 2023, and January 3, 2024 with the remaining payment due on March 31, 2024). The outstanding balance due under the convertible note for the years ended December 31, 2023 and 2022 was $625,000 and $1,500,000 respectively.

During the year ended December 31, 2021, the Company and Vy-Gen-Bio, Inc. (“Vy-Gen”) entered into agreements to jointly develop and commercialize two Vy-Gen product candidates, CD38-GEAR-NK and CD38-Diagnostic (the “CD38 Assets”). The Company paid $1,750,000 and issued promissory notes totaling $3,250,000 to Vy-Gen in accordance with the agreements. The collaboration arrangement provides the right for the Company to participate, under the direction of a joint steering committee, in the development and commercialization of the CD38 Assets and a 50/50 profit share, with the profit share subject to contingent automatic downward adjustment up to 25% upon an event of default in connection with the promissory notes. The Company capitalized $5,000,000 to be amortized over a five-year period in which the CD38 Assets are expected to contribute to future cash flows. In March of 2022, a $250,000 payment was made toward the promissory notes. In November of 2022, a $1,500,000 payment was made toward the promissory notes, which paid them in full, and the accrued interest was forgiven.

The Company made certain judgments as the basis in determining the accounting treatment of these options. The CD38 Assets represent a platform technology and a diagnostic tool which have multiple applications and uses. Both projects are intended to be used in more than one therapy or diagnostic option. For example, GEAR-NK is a technology which allows for the gene editing of human natural killer cells, so that these cells can no longer bind and be destroyed by targeted monoclonal antibody treatments. The GEAR-NK technology can be modified to work concomitantly with many different monoclonal antibody treatments in which there are currently over 100 approved by the FDA. Anti-CD38 is only the first class of monoclonal antibody treatments being developed under the GEAR-NK platform. Therefore, the pursuit of FDA approval for the use of CD38 assets for at least one indication or medical device approval is at least reasonably expected. Further, as the diagnostic asset may be used as an in vitro technology, it could be classified as a medical device, and therefore toxicity studies would not be a contingency to be resolved before reasonably establishing future value assumptions. In addition, there is perceived value in the CD38 assets, based on publicly disclosed current business deals in cell therapies, the developing market for these innovative technologies, and current interest from third parties in these technologies. The Company may sell or license its right to another party, with the written consent of Vy-Gen, which cannot be unreasonably withheld. Furthermore, the Company believes that any negative results from ongoing development of a single therapy or use, would not result in abandoning the project. Given these considerations, The Company has determined that these options have alternative future use and should be recorded as assets pursuant to ASC 730-10-25-2, Research and Development.

Related to the joint development, the Company, under the direction of the joint steering committee, is assessing market opportunities, intellectual property protection, and potential regulatory strategies for the CD38 Assets. Vy-Gen is responsible for development activities conducted and overseen by the scientists at Karolinska Institute. The agreement does not currently require additional payments for research and development costs by the Company and no additional payments are required upon development or regulatory milestones.

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

In September 2021, as part of a termination of a license agreement with Purple (see Note 3), the Company issued a convertible note in the principal amount of $1,500,000 that was payable on or before the Maturity Date in February 2023, bearing interest of 5% per annum and convertible in whole or in part at any time by Purple into shares of common stock of the Company. The conversion price is $5 per share of common stock, subject to certain adjustments under such terms and conditions as agreed between the parties. The Company may prepay the principal amount of the note plus accrued and unpaid interest at any time, prior to the Maturity Date. Inventory, which has been fully written-off on the Company’s accompanying consolidated balance sheets, will be transferred back to Purple at Purple’s cost. On July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule, extending the maturity date to March 31, 2024. The outstanding balance due under the convertible note for the years ended December 31, 2023 and 2022 was $625,000 and $1,500,000, respectively.

In October 2022, as a result of the Merger, the Company entered into a convertible promissory note agreement with an unrelated third party in the principal amount of $350,000 with no accruing interest and was due on October 28, 2023 for legal services rendered to the Company. The noteholder may elect, in its sole discretion upon written notice to the Company, at any time prior to, as of or following the maturity date, to require that all or any portion of the principal amount not then repaid be converted, without any further action on the part of the noteholder, into shares of common stock, par value $0.0001 per share, of the Company’s common stock. The conversion price as set forth by the note is equal to $10.00 per share, provided that the conversion price shall be subject to a one-time adjustment on January 3, 2023, with the conversion price adjustable to a price equal to the thirty-day volume weighted average price of the stock as traded on the Nasdaq. However, the conversion price following such adjustment shall not be lower than a floor of $5.00 per share nor greater than $10.00 per share. Upon full conversion of the remaining principal amount due, the note will, for all purposes be deemed cancelled and all obligations shall be deemed paid in full. On October 27, 2023, a $200,000 payment was made, and on December 15, 2023, another $50,000 payment was made. The outstanding balance due under the convertible note for the years ended December 31, 2023 and 2022 was $100,000 and $350,000 respectively. As of December 31, 2023, the note is in default.

In May 2023, the Company entered into an unsecured note agreement with an unrelated party in the principal amount of $200,000, together with interest at 4.5%, which was due on June 15, 2023. On October 27, 2023, a $100,000 payment was made. On October 31, 2023, the Company and the unrelated party signed an amendment to the note that extended the maturity date to March 31, 2024. The note had an outstanding balance of $100,000 as of December 31, 2023.

In June 2023, the Company entered into an unsecured note agreement with an unrelated party in the principal amount of $150,000. In August 2023, this Note was converted into shares of the Company’s common stock.

In September 2023, the Company entered into an unsecured convertible note agreement in the principal amount of $150,000. Shortly thereafter, prior to September 30, 2023, this Note was converted into shares of the Company’s common stock. The note had no outstanding balance as of December 31, 2023.

In December 2023, the Company entered into an unsecured note agreement with an unrelated party in the principal amount of $150,000 together with interest at 5%, which is due on June 30, 2024. The note had an outstanding balance of $150,000 as of December 31, 2023.

Loans under the CARES Act -- On July 8, 2020, the Company received a loan of $150,000 from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly in the amount of $731. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. Installment payments have been deferred by the SBA until January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of December 31, 2023 and 2022.

Maturities of notes payable are as follows for the years ended December 31,

2024	$975,000
2025	–
2026	–
2027	1,420
2028	3,256
Thereafter	145,324
Total notes payable	$1,125,000

Derivative Liability Warrants -

At December 31, 2023 and 2022, there were (i) 7,500,000 public warrants (the “Public Warrants”) outstanding that were issued as part of Bull Horn’s November 2020 initial public offering, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share and (ii) 3,750,000 private warrants (the “Private Placement Warrants”) outstanding that were issued to our sponsor Bull Horn Holdings Sponsor LC and the underwriters in Bull Horn’s initial public offering November 2020, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share. These warrants became exercisable on the consummation of our Business Combination in October 2022. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

Within ASC 815, Derivative and Hedging, Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary share. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary share if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants and Public Warrants are not indexed to the Company’s ordinary share in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that certain warrant provisions preclude equity treatment as by ASC Section 815-10-15.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	December 31, 2022
Warrant Liability – Public Warrants	1	$232,500	$750,000
Warrant Liability – Private Placement Warrants	3	$324,750	$375,000

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2023	December 31, 2022
Risk-free interest rate	3.84%	3.97%
Expected volatility	82.12%	67.1%
Exercise price	$11.50	$11.50
Stock Price	$0.78	$1.53

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$375,000	$750,000	$1,125,000
Change in valuation inputs	1,012,500	375,000	1,387,500
Fair value as of March 31, 2023	1,387,500	1,125,000	2,512,500
Change in valuation inputs	75,000	(600,000)	(525,000)
Fair value as of June 30, 2023	1,462,500	525,000	1,987,500
Change in valuation inputs	(1,253,625)	(355,500)	(1,609,125)
Fair value as of September 30, 2023	208,875	169,500	378,375
Change in valuation inputs	115,875	63,000	178,875
Fair value as of December 31, 2023	$324,750	$232,500	$557,250

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the years ended December 31, 2023 and 2022.

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

Common Stock - As of December 31, 2023 the Company had 35,331,036 shares of its common stock issued and outstanding, and on December 31, 2022 the Company had 19,566,839 shares of its common stock issued.

In 2023 and 2022, the Company raised capital by issuance of common stock above the stated par value. The contributed capital recognized as additional paid in capital during the years ended December 31, 2023 and 2022 was $499,950 and $3,271,445, respectively. During the years ended December 31, 2023 and 2022, there were no capital distributions.

On June 16, 2023, the Company completed a public offering issuing 2,150,000 shares of our common stock, 1,350,000 pre-funded warrants, 3,062,500 Series A Warrants and 3,062,500 Series B Warrants, for net proceeds of approximately $3.0 million, after offering costs. The pre-funded warrants are immediately exercisable, at a price of $0.0001 per share, with no expiration date. As of December 31, 2023, all of the pre-funded warrants had been exercised for a total of 3,500,000 shares of common stock issued as a result of the public offering. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. Each Series Warrant to purchase one share of common stock has an exercise price of $1.65 per share, and is initially exercisable commencing six months from the date of the offering. The Series Warrants are exercisable for a term of five years following the initial exercise date.

On October 26, 2023, the Company completed a private placement of 777,000 shares of our common stock, pre-funded warrants exercisable to acquire up to 1,223,000 shares of our common stock, Series A Warrants exercisable to acquire up to 2,000,000 shares of our common stock and Series B Warrants exercisable to acquire up to 2,000,000 shares of our common stock, for net proceeds of approximately $1.8 million, after offering costs. The pre-funded warrants are immediately exercisable, at a price of $0.001 per share, with no expiration date. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. The Series A Warrants and Series B Warrants are exercisable on or after the earlier of (i) the date on which the Company’s stockholders approve the issuance of the shares issuable upon exercise of the Series Warrants or (ii) April 26, 2024 at an exercise price of $1.36 per share. The Series A Warrants have a term of exercise equal to eighteen (18) months and the Series B Warrants have a term of exercise equal to five and one-half (5.5) years. This private placement was conducted with the same underwriter as the June public offering, and as a result, each Series Warrant issued in connection with the June offering was repriced from an exercise price of $1.65 per share to $1.36 per share. In connection with the private placement the Company also issued to the exclusive placement agent warrants exercisable to acquire up to 120,000 shares of our common stock at an exercise price of $1.40 per share, warrant holders 22, 23, and 24.

On December 28, 2023, the Company granted pre-funded warrants exercisable to acquire up to 1,200,000 shares of our common stock for net proceeds of $1,200,000. The pre-funded common stock purchase warrants can only be exercised on or after January 31, 2024 at a price of $0.0001 per share, with no expiration date. The aggregate exercise price of this Warrant was partially pre-funded in connection with $200,000 and a $1,000,000 note receivable at a 6% per annum interest rate due on November 29, 2024.

Treasury Stock – As part of the Merger in February of 2021, Coeptis Therapeutics, Inc., our wholly-owned subsidiary, repurchased 110,762 shares of its common stock previously held by shareholders of Vinings Holdings Inc. (the former name of Coeptis Therapeutics, Inc.). The stock was recorded at the cost paid for it, of $247,165 and held as treasury stock for the duration of 2021. Subsequent to year end, the Company retired the 110,762 shares of treasury stock, as of February 18, 2022. There was no treasury stock at December 31, 2023 and 2022.

Preferred Stock – As of December 31, 2023 and 2022 the Company had no shares of preferred stock issued and outstanding. As of December 31, 2021, Coeptis Therapeutics, Inc, our wholly-owned subsidiary, had 8,000 shares of its Series B Preferred Stock issued and outstanding. The Series B Preferred Stock was converted into common equity immediately prior to the consummation of the Business Combination, and the shares of common stock received in such conversion were exchanged for shares of common stock in the Company at the closing of the Business Combination.

Stock Based Compensation –

Stock Based Compensation

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2022	–	–
Granted	1,757,500	$2.01	8.78	$–
Forfeited	–	–
Exercised	–	–
Outstanding at December 31, 2023	1,757,500	$2.01	7.97	$–

For the year ended December 31, 2023 and 2022, the Company recorded $477,503 and $0, respectively, for stock-based compensation expense related to stock options. As of December 31, 2023, unamortized stock-based compensation for stock options was $1,223,502 to be recognized through December 31, 2027.

The options granted during the year ended December 31, 2023 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

For the year ended December 31, 2023
Expected term, in years	5.53
Expected volatility	79.87%
Risk-free interest rate	3.85%
Dividend yield	–

Common Stock Warrants –

As a result of the Merger on October 28, 2022, all surviving warrants from Coeptis Therapeutics, Inc. were converted using a 2.9685:1 ratio, and became exercisable to acquire shares of the Company’s common stock.

On November 23, 2020, Coeptis Therapeutics, Inc. (under its prior name Vinings Holdings Inc.) issued a class A and a class B warrant to Coral Investment Partners, LP (“CIP”), with each warrant granting CIP the right to purchase 500,000 shares of common stock at a price of $2 for Class A or $5 for Class B. The warrants expired on November 30, 2023.

Warrant Holder 1 – On May 28, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 500,000 shares of common stock at a price of $1 per share, 500,000 shares at $2 per share, and 500,000 shares at $5 per share. The warrants expire on June 1, 2026. As part of the call, 2,500 warrants at $1 per share were exercised on July 28, 2022. As of December 31, 2023, the remaining warrants outstanding are exercisable to acquire 504,460 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 2 – On July 30, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1 per share, 100,000 shares at $2 per share, and 100,000 shares at $5 per share. The warrants expire on July 26, 2026. As part of the call, 5,000 warrants at $1 per share were exercised on March 1, 2022, and 195,000 warrants at $1 per share and 75,000 warrants at $2 per share were exercised on June 27, 2022. 25,000 warrants at $2 per share expired on September 13, 2022 as a result of the call. As of December 31, 2023, the remaining warrants outstanding are exercisable to acquire 33,687 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

On September 22, 2021, Coeptis Therapeutics, Inc. issued a warrant in conjunction with the termination of the license right (see Note 3) with Purple, granting Purple the right to purchase 300,000 shares of common stock at $5 per share, subject to certain adjustments. During 2021, the Company recorded $1,897,585 as general and administrative expense in condensed consolidated statement of operations upon immediate vesting of the Warrant. The warrant was valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price of $5.00 per share, 2) fair value of $6.50 per share, 3) discount rate of 0.48%, 3) dividend rate of 0%, and 4) a term of 3 years. As of December 31, 2023, all warrants remain outstanding and are exercisable to acquire 101,061 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 3 – On December 20, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for services to be provided, granting the warrant holder the right to purchase 600,000 shares of common stock at a price of $1 per share. The warrants expire on December 20, 2026. As part of the call, 300,000 of the warrants were transferred to Warrant Holder 4, and 175,000 of the warrants were transferred to Warrant Holder 5. The remaining 115,000 warrants at $1 per share were exercised on August 19, 2022, and 10,000 warrants at $1 per share expired on September 13, 2022 as a result of the call. As of December 31, 2023, none of these warrants were outstanding.

Warrant Holder 4 – On July 13, 2022, Warrant Holder 3 transferred 300,000 warrants to Warrant Holder 4 with the same terms. As part of a call, 300,000 warrants at $1 per share were exercised on August 19, 2022. As of December 31, 2023, none of these warrants were outstanding.

Warrant Holder 5 – On September 6, 2022, Warrant Holder 3 transferred 175,000 warrants to Warrant Holder 5 with the same terms, and Warrant Holder 9 transferred 200,000 to Warrant Holder 5 with the same terms. December 31, 2023, all warrants remain outstanding and are exercisable to acquire 126,326 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 6 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification. As of December 31, 2023, all warrants remain outstanding and are exercisable to acquire 84,217 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022

Warrant Holder 7 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 400,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification. As of December 31, 2023, all warrants remain outstanding and are exercisable to acquire 134,747 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 8 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 775,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 775,000 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2023, none of these warrants were outstanding.

Warrant Holder 9 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, all 200,000 warrants at $1.50 per share were transferred to Warrant Holder 5. As of December 31, 2023, none of these warrants were outstanding.

Warrant Holder 10 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 350,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 53,334 warrants at $1.50 per share were exercised on March 1, 2022, 50,000 warrants at $1.50 per share were exercised on August 19, 2022 and 246,666 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2023, none of these warrants were outstanding.

Warrant Holder 11 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 150,000 shares of common stock at a price of $1 per share and 150,000 shares at $2 per share. The warrants expire on January 31, 2024. On April 14, 2022, the Company issued an additional warrant in exchange for professional services, granting the warrant holder the right to purchase an additional 170,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As of December 31, 2023, all warrants remain outstanding and are exercisable to acquire 158,328 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 12 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 1,018,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on August 19, 2022, and 918,050 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2023, none of these warrants were outstanding.

Warrant Holder 13 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 225,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 15,000 warrants at $1.50 per share were exercised on March 1, 2022, and 210,000 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2023, none of these warrants were outstanding.

Warrant Holder 14 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1 per share were exercised on August 19, 2022. As of December 31, 2023, none of these warrants were outstanding.

Warrant Holder 15 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2023, none of these warrants were outstanding.

Warrant Holder 16 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 25,000 warrants at $1.50 per share were exercised on June 27, 2022, and 75,000 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2023, none of these warrants were outstanding.

Warrant Holder 17 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 52,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 52,050 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2023, none of these warrants were outstanding.

Warrant Holder 18 – On March 30, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $3 per share. The warrants expire on March 30, 2024. As of December 31, 2023, all warrants remain outstanding and are exercisable to acquire 84,217 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 19 – On March 30, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 300,000 shares of common stock at a price of $1.50 per share. The warrants expire on April 1, 2027. As part of the call, 300,000 warrants at $1.50 per share were exercised on September 14, 2022. As of December 31, 2023, none of these warrants were outstanding.

Warrant Holder 20 – On January 3, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $2.50 per share. The warrants expire on January 2, 2027. As of December 31, 2023, all warrants remain outstanding.

Warrant Holder 21 – On January 3, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.90 per share. The warrants expire on January 19, 2027. As of December 31, 2023, all warrants remain outstanding.

Warrant Holder 22 – On June 16, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 126,000 shares of common stock at a price of $1.25 per share. The warrants expire on December 16, 2028. On October 23, 2023, the Company issued an additional warrant in conjunction with an investment, granting the warrant holder the right to purchase an additional 66,000 shares of common stock at a price of $1.40 per share. The warrants expire on April 26, 2029. As of December 31, 2023, all warrants remain outstanding.

Warrant Holder 23 – On June 16, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 84,000 shares of common stock at a price of $1.25 per share. The warrants expire on December 16, 2028. On October 23, 2023, the Company issued an additional warrant in conjunction with an investment, granting the warrant holder the right to purchase an additional 48,000 shares of common stock at a price of $1.40 per share. The warrants expire on April 26, 2029. As of December 31, 2023, all warrants remain outstanding.

Warrant Holder 24 – On October 23, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 6,000 shares of common stock at a price of $1.40 per share. The warrants expire on April 26, 2029. As of December 31, 2023, all warrants remain outstanding.

On April 19, 2022, Coeptis Therapeutics, Inc. initiated a warrant conversion call for certain warrants and on April 20, 2022, for additional warrants. The original expiration for the warrant conversions was set as May 19, 2022, and May 20, 2022. The expiration date was extended and moved to June 30, 2022. A second extension moved the expiration to July 15, 2022, and the third extension moved the expiration date for the warrant conversions to August 1, 2022. The final extension was extended and moved to September 13, 2022. Warrants that were part of the call and not exercised by this date have expired.

The warrants listed above and issued since May 28, 2021 and as of December 31, 2023 were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price ranging from $1.40 to $14.84 per share, 2) fair value ranging from $1.36 to $6.00 per share, 3) discount rate ranging from 1.15% to 4.81%, 3) dividend rate of 0%, and 4) a term ranging from 2 to 5 years. The warrants listed below were not valued using the Black-Scholes option pricing model.

As above, on June 16, 2023, the Company completed a public offering issuing 1,350,000 pre-funded warrants, 3,062,500 Series A Warrants and 3,062,500 Series B Warrants. The Pre-funded warrants are immediately exercisable, at a price of $0.0001 per share, with no expiration date. As of December 31, 2023, all of the of the pre-funded warrants had been exercised for a total of 3,500,000 shares of common stock issued as a result of the public offering. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. Each Series Warrant to purchase one share of common stock has an exercise price of $1.65 per share, and is initially exercisable commencing 6 months from the date of the offering. The Series Warrants are exercisable for a term of five years following the initial exercise date.

As above, on October 26, 2023, the Company completed a private placement of pre-funded warrants exercisable to acquire up to 1,223,000 shares of our common stock, Series A Warrants exercisable to acquire up to 2,000,000 shares of our common stock and Series B Warrants exercisable to acquire up to 2,000,000 shares of our common stock. The Pre-funded warrants are immediately exercisable, at a price of $0.001 per share, with no expiration date. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. The Series A Warrants and Series B Warrants are exercisable on or after the earlier of (i) the date on which the Company’s stockholders approve the issuance of the shares issuable upon exercise of the Series Warrants or (ii) April 26, 2024 at an exercise price of $1.36 per share. The Series A Warrants have a term of exercise equal to eighteen (18) months and the Series B Warrants have a term of exercise equal to 5 and one-half (5.5) years. This private placement was conducted with the same underwriter as the June public offering, and as a result, each Series Warrant issued in connection with the June offering was repriced from an exercise price of $1.65 per share to $1.36 per share. In connection with the private placement the Company also issued to the exclusive placement agent warrants exercisable to acquire up to 120,000 shares of our common stock at an exercise price of $1.40 per share.

As above, on December 28, 2023, the Company granted pre-funded warrants exercisable to acquire up to 1,200,000 shares of our common stock for net proceeds of $1,200,000. The pre-funded common stock purchase warrants can only be exercised on or after January 31, 2024 at a price of $0.0001 per share, with no expiration date. The aggregate exercise price of this Warrant was partially pre-funded in connection with $200,000 and a $1,000,000 note receivable at a 6% per annum interest rate due on November 29, 2024.

All warrants outstanding, regardless of valuation method are listed below:

				Outstanding at
Reference	Date Issued	Exercise price	Expiration	December 31, 2023	December 31, 2022
Coral Investment Partners	11/23/2020	$5.94	11/23/2023	–	168,434
Coral Investment Partners	11/23/2020	$14.84	11/23/2023	–	168,435
Warrant Holder 1	5/28/2021	$2.97	5/13/2026	167,593	167,592
Warrant Holder 1	5/28/2021	$5.94	5/13/2026	168,434	168,434
Warrant Holder 1	5/28/2021	$14.84	5/13/2026	168,434	168,434
Warrant Holder 2	7/30/2021	$2.97	7/30/2026	8,422	8,422
Warrant Holder 2	7/30/2021	$14.84	6/1/2026	25,265	25,265
Kitov/Purple Biotech	9/23/2021	$14.84	9/21/2024	101,061	101,061
Warrant Holder 5	12/20/2021	$2.97	12/20/2026	58,952	58,952
Warrant Holder 5	1/28/2022	$4.45	1/31/2024	67,374	67,374
Warrant Holder 6	1/28/2022	$4.45	1/31/2024	84,217	84,217
Warrant Holder 7	1/28/2022	$4.45	1/31/2024	134,747	134,747
Warrant Holder 11	1/28/2022	$2.97	1/31/2024	50,530	50,530
Warrant Holder 11	1/28/2022	$5.94	1/31/2024	50,530	50,530
Warrant Holder 11	4/14/2022	$4.45	1/31/2024	57,268	57,268
Warrant Holder 18	3/30/2022	$8.91	3/30/2024	84,217	84,217
Warrant Holder 20	1/3/2023	$2.50	1/2/2027	100,000	–
Warrant Holder 21	1/20/2023	$1.90	1/19/2027	250,000	–
Pre-Funded Warrants 1	6/16/2023	$0.0001	– *	–	–
Series Warrants A & B	6/16/2023	$1.36	12/16/2028	6,125,000	–
Series Warrants A	10/23/2023	$1.36	4/26/2025	2,000,000	–
Series Warrants B	10/23/2023	$1.36	4/26/2029	2,000,000	–
Warrant Holder 22	6/16/2023	$1.25	12/16/2028	126,000	–
Warrant Holder 22	10/23/2023	$1.40	4/26/2029	66,000	–
Warrant Holder 23	6/16/2023	$1.25	12/16/2028	84,000	–
Warrant Holder 23	10/23/2023	$1.40	4/26/2029	48,000	–
Warrant Holder 24	10/23/2023	$1.40	4/26/2029	6,000	–
Pre-Funded Warrants 2	12/28/2023	$0.0000	– *	1,200,000	–
	Total Warrants outstanding			13,232,043	1,563,911

	*Pre-funded warrants, do not expire.

Options/Stock Awards – On January 27, 2023, the Company granted options to purchase an aggregate of 1,357,500 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $1.63 per share. The Company had also granted a stand-alone option to a former employee to purchase up to 100,000 shares of our common stock at an exercise price of $10 per share, however, the stand-alone option expired by its terms on January 31, 2024. On October 2, 2023, the Company granted additional options to purchase an aggregate of 300,000 shares of our common stock to two employees at an average price of $1.07.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space under an operating lease commencing December 1, 2017 through November 30, 2019 and a first lease extension commending December 1, 2019 through May 31, 2020. The second lease extension extends the lease for twenty-four months, beginning on June 1, 2020 and ending on May 31, 2022. The third lease extension extends the lease for twenty-four months, beginning on June 1, 2022 and ending on May 31, 2024. The fourth lease extension, signed on January 30, 2024, extends the lease for twenty-four months, beginning on June 1, 2024 and ending on May 31, 2026. The monthly rent is $3,750 and increasing to $3,805 for the first year of the extension and $3,860 for the second year of the extension.

On January 1, 2019, the Company adopted ASC Topic 842, Leases, requiring this lease to be recorded as an asset and corresponding liability on its consolidated balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During both the years ended December 31, 2023 and 2022, rents paid totaled $45,000.

Future minimum rental payments required under the lease are as follows:

2024	$45,385
2025	46,046
2026	23,161
Total minimum lease payments:	114,592
Less amount representing interest	(15,366)
Present value of minimum lease payments:	$99,226

As of December 31, 2023, the Company had recorded a right of use asset of $97,571 and current and non-current lease liabilities of $38,047 and $61,179 respectively.

Legal Matters – The Company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the Company’s consolidated financial statements.

University of Pittsburgh Option Agreement – On April 29, 2022, the Company entered into an exclusive option agreement with University of Pittsburgh for rights to three chimeric antigen receptor T-cell (“CAR T”) technologies that offer the potential to address a range of hematologic and solid tumors. Among the initial cancer indications under development are pre-clinical programs targeting breast cancer and ovarian cancer. The exclusive option agreement involves the intellectual property rights to three technologies jointly developed in the laboratories of Jason Lohmueller, Ph.D., Assistant Professor of Immunology; Alexander Deiters, Ph.D., Professor of Chemistry; and Olivera Finn, Ph.D., Professor of Immunology: 1) mSA2 affinity-enhanced biotin-binding CAR, 2) universal self-labeling SynNotch and CARs for programable antigen-targeting, and 3) conditional control of universal CAR T-cells through stimulus-reactive adaptors. Per the option agreement, the Company paid the University of Pittsburgh a non-refundable fee of $5,000 for the exclusive option to license the patent rights to each of the three technologies. On October 16, 2023, the Company terminated the remaining portion of the option agreement with the University of Pittsburgh.

CAR T License – On August 31, 2022, the Company entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. The Company paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology. Under the terms of the agreement, the Company has been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T-cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, the Company paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement) and royalties equal to 3.5% of net sales. On January 25, 2023, the Company entered into a corporate research agreement with the University of Pittsburgh for the pre-clinical development of SNAP-CAR T-cells targeting HER2. The Company agreed to pay $716,714 for performance-based milestones over a two-year term, and no payments have been made as of December 31, 2023.

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

As consideration for the transactions described above, the Company paid Deverra approximately $570,000 in cash, issued to Deverra 4,000,000 shares of the Company’s common stock and assumed certain liabilities related to the ongoing clinical trials. Total consideration paid was $4,937,609, which was fully expensed in accordance with ASC 730, and is reflected within research and development in the accompanying consolidated statement of operations for the year ended December 31, 2023. In addition, in accordance with the terms of the Sublicense Agreement, the Company agreed to pay FHCRC certain specified contingent running royalty payments and milestone payments under the FHCRC Agreement, in each case to the extent such payments are triggered by the Company’s development activities.

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

NOTE 7 – 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the years ended December 31, 2023 and 2022, no employer contributions were made.

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

During the years ended December 31, 2023 and 2022, a reconciliation of income tax benefit at the statutory rate of 30.0% and 30.8%, respectively, to income tax benefit at the Company’s effective tax rate is as follows:

	2023	2022
Income tax benefit at statutory rate	$4,357,970	$11,648,000
Change in valuation allowance	(4,357,970)	(11,648,000)

Provision for federal/state income taxes	$–	$–

The income tax provision differs from the expense that would result from applying federal statutory rates to income before income taxes as follows:

	2023			2022
Expected federal statutory income tax provision/rate	$(2,965,619)	$(21.0%	)	$(7,906,850)	(21.0%	)
State income taxes, net of federal benefit	(1,392,351)	(9.0%	)	(3,765,167)	(10.0%	)
Other	$–	$–		$24,017	0.2%

Income tax benefit at statutory rate	$(4,357,970)	$(30.0%	)	$(11,648,000)	(30.8%	)
Change in valuation allowance	4,357,970	30.0%		11,648,000	30.8%
Provision for income taxes (benefit)	$–	$–		$–	–

The Company’s calculation of net operating loss carryforwards:

	As of December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$22,473,712	$18,429,000
Derivative liability warrants	–	349,000
Section 174 research and development	1,799,825	–
PPE and intangible assets	416,708	–
State taxes	(1,554,275)	–
Total deferred tax assets	23,135,970	18,778,000
Less valuation allowance	(23,135,970)	(18,778,000)
Net deferred tax assets	$–	$–

At December 31, 2023, the Company has approximately $75,000,000 of unused net operating loss carry forwards. Unused net operating loss carry forwards may provide future benefits, although there can be no assurance that these net operating losses will be realized in the future. The tax benefits of these loss carry forwards have been fully offset by a valuation allowance. These losses may be used to offset future taxable income and will carry forward indefinitely.

NOTE 9 – NOTE RECEIVABLE

On July 19, 2023 the Company entered into a promissory note agreement with Deverra. The Company agreed to make advances of principal to Deverra of up to an aggregate amount equal to $572,000. Any advances are at the sole discretion of the Company. The outstanding unpaid principal balance of the note bears interest at 3% per annum and was due and payable on the Maturity Date, September 30, 2023.

In the event that a certain business transaction between the Company and Deverra as contemplated by that certain binding term sheet dated April 13, 2023, and referenced in Note 6, is consummated prior to the Maturity Date, the full amounts due under this note shall be applied against the cash portion of any closing payment due from the Company in connection with such transaction and any excess amounts under this note shall be treated as additional purchase price in connection with the transaction.

As of September 30, 2023, and in relation to the Deverra asset purchase referenced in Note 6, $567,609 of principal and $2,892 of interest were applied against the cash portion of the closing payment with the Company in connection with such transaction. The note is considered paid in full.

In September 2023, the Company entered into a note agreement with a third-party borrower. The Company agreed to issue 600,000 shares of common stock to the borrower for a principal sum amount of $500,000. The outstanding unpaid principal balance of the note bears interest at 6% per annum and is due and payable to the Company on the Maturity Date, August 30, 2024. See Note 10 below.

In September 2023, the Company entered into a note agreement with a third-party borrower. The Company agreed to issue 2,400,000 shares of common stock to the borrower for a principal sum amount of $2,000,000. The outstanding unpaid principal balance of the note bears interest at 6% per annum and is due and payable to the Company on the Maturity Date, August 30, 2024.

In December 2023, the Company entered into a note agreement with a third-party borrower. The Company agreed to grant pre-funded warrants exercisable to acquire up to 1,200,000 shares of common stock to the borrower for a principal sum amount of $1,000,000. The outstanding unpaid principal balance of the note bears interest at 6% per annum and is due and payable to the Company on the Maturity Date, November 29, 2024.

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

NOTE 11 – SUBSEQUENT EVENTS

Management of the Company has performed a review of all events and transactions occurring after the consolidated balance sheet date of December 31, 2023 for items that would require adjustment to or disclosure in the accompanying consolidated financial statements and noted there were no such events or transactions other than the following.

On January 3, 2024, the Company entered into an unsecured note agreement with an unrelated third party in the principal amount of $1,500,000, which was issued with a 10% original issue discount. The original principal amount, together with interest of 8%, is payable by the Company on April 15, 2024, and may be extended at the option of the holder.

