Form 10-Q
period 2024-03-31
Coeptis Therapeutics Holdings, Inc.
filed 2024-05-10
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock as of the latest practicable date was: 37,118,593 shares of $0.0001 par value common stock outstanding as of May 8, 2024.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2024

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

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	As of
	March 31, 2024	December 31, 2023
CURRENT ASSETS
Cash	$1,029,244	$1,469,134
Notes receivable	5,500,000	3,500,000
Interest receivable	108,581	38,978
Prepaid assets, current portion	241,961	241,601
TOTAL CURRENT ASSETS	6,879,786	5,249,713

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	14,142	13,931
Furniture and fixtures, net	11,095	11,306

OTHER ASSETS
Prepaid assets, net of current portion	110,833	158,333
Co-development options	2,304,166	2,554,166
Right of use asset, net of accumulated amortization	88,441	97,571
Total other assets	2,503,440	2,810,070
TOTAL ASSETS	$9,394,321	$8,071,089

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,365,898	$1,419,699
Accrued expenses	719,043	555,950
Notes payable, current portion	2,187,500	975,000
Right of use liability, current portion	28,961	38,047
TOTAL CURRENT LIABILITIES	4,301,402	2,988,696

LONG TERM LIABILITIES
Note payable, net of current portion	150,000	150,000
Derivative liability warrants	522,375	557,250
Right of use liability, non-current portion	61,179	61,179
TOTAL LONG TERM LIABILITIES	733,554	768,429
TOTAL LIABILITIES	5,034,956	3,757,125

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 150,000,000 shares authorized, 36,427,417 shares issued and outstanding at March 31, 2024, and 35,331,036 shares issued and outstanding at December 31, 2023	3,643	3,533
Additional paid-in capital	94,713,370	91,666,691
Accumulated deficit	(90,357,648)	(87,356,260)
TOTAL STOCKHOLDERS' EQUITY	4,359,365	4,313,964
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,394,321	$8,071,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
SALES
Consulting services	$–	$–
Sales	–	–
Total sales	–	–
Cost of goods, including inventory obsolesence	–	–
Gross profit	–	–

COST OF OPERATIONS
Research and development expense	777,069	115,329
Salary expense	445,359	283,917
Amortization expense	250,000	250,000
Professional services expense	1,180,499	5,552,086
General and administrative expenses	269,456	337,619
Total cost of operations	2,922,383	6,538,951

LOSS FROM OPERATIONS	(2,922,383)	(6,538,951)

OTHER INCOME (EXPENSE)

Interest expense	(200,505)	(31,417)
Other income	86,625	35
Change in fair value of derivative liability warrants	34,875	(1,387,500)
TOTAL OTHER EXPENSE, net	(79,005)	(1,418,882)

LOSS BEFORE INCOME TAXES	(3,001,388)	(7,957,833)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–
NET LOSS	$(3,001,388)	$(7,957,833)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(0.08)	$(0.40)

Weighted average number of common shares outstanding	35,544,709	20,084,169

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

					ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2022	–	$–	19,566,839	$1,957	$70,541,095	–	–	$(66,089,723)	$4,453,329

Shares subscribed for non-employee services	–	–	1,374,197	137	2,396,677	720,000	–	–	3,116,814

Warrants issued for services	–	–	–	–	1,111,706	–	–		1,111,706

Stock based compensation	–	–	–	–	122,391	–	–	–	122,391

Net loss	–	–	–	–	–	–	–	(7,957,833)	(7,957,833)

BALANCE AT MARCH 31, 2023	–	$–	20,941,036	$2,094	$74,171,869	720,000	–	$(74,047,556)	$846,407

BALANCE AT DECEMBER 31, 2023	–	$–	35,331,036	$3,533	$91,666,691	–	–	$(87,356,260)	$4,313,964

Shares issued for non-employee services	–	–	1,096,381	110	541,640	–	–	–	541,750

Warrants issued for cash	–	–	–	–	500,000	–	–	–	500,000

Warrants issued for services	–	–	–	–	8,150	–	–	–	8,150

Warrants issued in exchange for note receivable	–	–	–	–	1,900,000	–	–	–	1,900,000

Stock based compensation	–	–	–	–	96,889	–	–	–	96,889

Net loss	–	–	–	–	–	–	–	(3,001,388)	(3,001,388)

BALANCE AT MARCH 31, 2024	–	$–	36,427,417	$3,643	$94,713,370	–	–	$(90,357,648)	$4,359,365

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
OPERATING ACTIVITIES

Net loss	$(3,001,388)	$(7,957,833)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	250,211	250,309
Amortization of debt discount	150,000	–
Change in fair value of derivative liability warrants	(34,875)	1,387,500
Stock based compensation	96,889	122,391
Shares issued for non-employee services	541,750	2,396,814
Shares subscribed for non-employee services	–	720,000
Warrants issued for extinguishment of debt	–	1,111,706
Warrants issued for services	8,150	–
(Increase) decrease in:
Accounts receivable	–	8,075
Interest receivable	(69,604)	–
Prepaid assets	47,140	20,709
Right of use asset/liability	45	(208)
Increase (decrease) in:
Accounts payable	(53,801)	143,432
Accrued expenses	163,093	112,635
NET CASH USED IN OPERATING ACTIVITIES	(1,902,390)	(1,684,470)

INVESTING ACTIVITIES

Notes receivable	(100,000)	–
NET CASH USED IN INVESTING ACTIVITIES	(100,000)	–

FINANCING ACTIVITIES

Proceeds from notes payable	1,350,000	–
Repayment of notes payable	(287,500)	–
Shares issued for cash	500,000	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,562,500	–

NET DECREASE IN CASH	(439,890)	(1,684,470)
CASH AT BEGINNING OF PERIOD	1,469,134	3,791,302
CASH AT END OF PERIOD	$1,029,244	$2,106,832

SUPPLEMENTAL DISCLOSURES
Shares exchanged for note receivable	$1,900,000	–
Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2024 and 2023 (unaudited)

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on March 26, 2024.

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

Adoption of New Accounting Pronouncements – During the three months ended March 31, 2024 and 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Going Concern – The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of March 31, 2024, the Company had an accumulated deficit of $90,357,648, and for the three months ended March 31, 2024, the Company had a net loss of $3,001,388. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

In September of 2021, the Company executed a license termination agreement with Purple to cease all efforts for sales and promotion of the Product in the United States and Puerto Rico. The termination included (i) issuance of $1,500,000 of convertible debt due in 2023 to satisfy amounts owed for the license, (ii) the issue of warrants (See NOTE 5) and (iii) transfer of inventory ownership back to Purple. In conjunction with this termination, the Company also terminated its marketing agreement with a third party for the Product’s sales and promotion. On July 14, 2023, the Company executed an amendment to revise the note’s payment schedule. The revised payment schedule has four milestone payments (the first three of which were paid on July 17, 2023, September 30, 2023, and January 3, 2024 with the remaining payment due on March 31, 2024). The outstanding balance due under the convertible note at March 31, 2024 and December 31, 2023 was $437,500 and $625,000 respectively. As of March 31, 2024, the note is in default.

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

NOTE 4 – DEBT

In September 2021, as part of a termination of a license agreement with Purple (see Note 3), the Company issued a convertible note in the principal amount of $1,500,000 that was payable on or before the Maturity Date in February 2023, bearing interest of 5% per annum and convertible in whole or in part at any time by Purple into shares of common stock of the Company. The conversion price is $5 per share of common stock, subject to certain adjustments under such terms and conditions as agreed between the parties. The Company may prepay the principal amount of the note plus accrued and unpaid interest at any time, prior to the Maturity Date. Inventory, which has been fully written-off on the Company’s accompanying consolidated balance sheets, will be transferred back to Purple at Purple’s cost. On July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule, extending the maturity date to March 31, 2024. The outstanding balance due under the convertible note at March 31, 2024 and December 31, 2023 was $437,500 and $625,000 respectively. As of March 31, 2024, the note is in default.

In October 2022, as a result of the Merger, the Company entered into a convertible promissory note agreement with an unrelated third party in the principal amount of $350,000 with no accruing interest and was due on October 28, 2023 for legal services rendered to the Company. The noteholder may elect, in its sole discretion upon written notice to the Company, at any time prior to, as of or following the maturity date, to require that all or any portion of the principal amount not then repaid be converted, without any further action on the part of the noteholder, into shares of common stock, par value $0.0001 per share, of the Company’s common stock. The conversion price as set forth by the note is equal to $10.00 per share, provided that the conversion price shall be subject to a one-time adjustment on January 3, 2023, with the conversion price adjustable to a price equal to the thirty-day volume weighted average price of the stock as traded on the Nasdaq. However, the conversion price following such adjustment shall not be lower than a floor of $5.00 per share nor greater than $10.00 per share. Upon full conversion of the remaining principal amount due, the note will, for all purposes be deemed cancelled and all obligations shall be deemed paid in full. On October 27, 2023, a $200,000 payment was made, and on December 15, 2023, another $50,000 payment was made. The outstanding balance due under the convertible note at ended March 31, 2024 and December 31, 2023 was $100,000, respectively. As of March 31, 2024, the note is in default.

In May 2023, the Company entered into an unsecured note agreement with an unrelated party in the principal amount of $200,000, together with interest at 4.5%, which was due on June 15, 2023. On October 27, 2023, a $100,000 payment was made. On October 31, 2023, the Company and the unrelated party signed an amendment to the note that extended the maturity date to March 31, 2024. In March of 2024, a $100,000 payment was made, along with an interest payment of $5,967, which satisfied the note in full.

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

In December 2023, the Company entered into an unsecured note agreement with an unrelated party in the principal amount of $150,000 together with interest at 5%, which is due on June 30, 2024. The note had an outstanding balance of $150,000 as of March 31, 2024. On April 24, 2024, the Company converted the note into shares of common stock. See Note 11, Subsequent Events, for more information.

On January 3, 2024, the Company entered into an unsecured note agreement with an unrelated third party in the principal amount of $1,500,000, which was issued with a 10% original issue discount. The original principal amount, together with interest of 8%, was payable by the Company on March 15, 2024, and was extended to April 15, 2024. The note had an outstanding balance of $1,500,000 with $150,000 of the debt discount fully amortized to interest expense as of March 31, 2024. As of the date of this filing, the note is in default.

Loans under the CARES Act -- On July 8, 2020, the Company received a loan of $150,000 from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly in the amount of $731. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. Installment payments have been deferred by the SBA until January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan was $150,000, as of March 31, 2024 and December 31, 2023.

Maturities of notes payable are as follows for the years ended December 31,

2024	$2,187,500
2025	–
2026	–
2027	–
2028	1,687
Thereafter	148,313
Total notes payable	$2,337,500

Derivative Liability Warrants –

At March 31, 2024 and December 31, 2023, there were (i) 7,500,000 public warrants (the “Public Warrants”) outstanding that were issued as part of Bull Horn’s November 2020 initial public offering, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share and (ii) 3,750,000 private warrants (the “Private Placement Warrants”) outstanding that were issued to our sponsor Bull Horn Holdings Sponsor LC and the underwriters in Bull Horn’s initial public offering November 2020, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share. These warrants became exercisable on the consummation of our Business Combination in October 2022. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	December 31, 2023
Warrant Liability – Public Warrants	1	$191,250	$232,500
Warrant Liability – Private Placement Warrants	3	$331,125	$324,750

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.24%	3.84%
Expected volatility	130.73%	82.12%
Exercise price	$11.50	$11.50
Stock Price	$0.30	$0.78

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2023	$324,750	$232,500	$557,250
Change in valuation inputs	6,375	(41,250)	(34,875)
Fair value as of March 31, 2024	$331,125	$191,250	$522,375

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2024 and December 31, 2023.

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

Common Stock - As of March 31, 2024, the Company had 36,427,417 shares of its common stock issued and outstanding, and on December 31, 2023, the Company had 35,331,036 shares of its common stock issued.

During the three months ended March 31, 2024 and the year ended December 31, 2023, there were no capital distributions.

On June 16, 2023, the Company completed a public offering issuing 2,150,000 shares of our common stock, 1,350,000 pre-funded warrants, 3,062,500 Series A Warrants and 3,062,500 Series B Warrants, for net proceeds of approximately $3.0 million, after offering costs. The pre-funded warrants are immediately exercisable, at a price of $0.0001 per share, with no expiration date. As of March 31, 2024, all of the pre-funded warrants had been exercised for a total of 3,500,000 shares of common stock issued as a result of the public offering. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. Each Series Warrant to purchase one share of common stock has an exercise price of $1.65 per share, and is initially exercisable commencing six months from the date of the offering. The Series Warrants are exercisable for a term of five years following the initial exercise date.

On October 26, 2023, the Company completed a private placement of 777,000 shares of our common stock, pre-funded warrants exercisable to acquire up to 1,223,000 shares of our common stock, Series A Warrants exercisable to acquire up to 2,000,000 shares of our common stock and Series B Warrants exercisable to acquire up to 2,000,000 shares of our common stock, for net proceeds of approximately $1.8 million, after offering costs. The pre-funded warrants are immediately exercisable, at a price of $0.001 per share, with no expiration date. In December 2023, a pre-funded warrants were exercised. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. The Series A Warrants and Series B Warrants are exercisable on or after the earlier of (i) the date on which the Company’s stockholders approve the issuance of the shares issuable upon exercise of the Series Warrants or (ii) April 26, 2024 at an exercise price of $1.36 per share. The Series A Warrants have a term of exercise equal to eighteen (18) months and the Series B Warrants have a term of exercise equal to five and one-half (5.5) years. This private placement was conducted with the same underwriter as the June public offering, and as a result, each Series Warrant issued in connection with the June offering was repriced from an exercise price of $1.65 per share to $1.36 per share. In connection with the private placement the Company also issued to the exclusive placement agent warrants exercisable to acquire up to 120,000 shares of our common stock at an exercise price of $1.40 per share, warrant holders 22, 23, and 24.

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

On February 8, 2024, the Company granted pre-funded warrants exercisable to acquire up to 4,000,000 shares of our common stock for net proceeds of $2,400,000. The pre-funded common stock purchase warrants can be exercised on at a price of $0.0001 per share, with no expiration date. The aggregate exercise price of this Warrant was partially pre-funded in connection with $500,000 and a $1,900,000 note receivable at a 6% per annum interest rate due on December 31, 2024.

Treasury Stock – As part of the Merger in February of 2021, Coeptis Therapeutics, Inc., our wholly-owned subsidiary, repurchased 110,762 shares of its common stock previously held by shareholders of Vinings Holdings Inc. (the former name of Coeptis Therapeutics, Inc.). The stock was recorded at the cost paid for it, of $247,165 and held as treasury stock for the duration of 2021. Subsequent to year end, the Company retired the 110,762 shares of treasury stock, as of February 18, 2022. There was no treasury stock at March 31, 2024.

Preferred Stock – As of March 31, 2024 and 2023, the Company had no shares of preferred stock issued and outstanding. As of December 31, 2021, Coeptis Therapeutics, Inc, our wholly-owned subsidiary, had 8,000 shares of its Series B Preferred Stock issued and outstanding. The Series B Preferred Stock was converted into common equity immediately prior to the consummation of the Business Combination, and the shares of common stock received in such conversion were exchanged for shares of common stock in the Company at the closing of the Business Combination.

Stock Based Compensation –

Stock Based Compensation

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2023	1,757,500	$2.01	7.97	$–
Granted	–
Forfeited	(100,000)	$10.00
Exercised	–
Outstanding at March 31, 2024	1,657,500	$1.53	8.20	$–

For the three months ended March 31, 2024 and 2023, the Company recorded $96,889 and $122,391, respectively, for stock-based compensation expense related to stock options. As of March 31, 2024, unamortized stock-based compensation for stock options was $1,126,614 to be recognized through December 31, 2027.

The Company did not grant options during the three months ended March 31, 2024. The options granted during the three months ended March 31, 2023 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

For the three months ended March 31, 2024
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

Warrant Holder 1 – On May 28, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 500,000 shares of common stock at a price of $1 per share, 500,000 shares at $2 per share, and 500,000 shares at $5 per share. The warrants expire on June 1, 2026. As part of the call, 2,500 warrants at $1 per share were exercised on July 28, 2022. As of March 31, 2024, the remaining warrants outstanding are exercisable to acquire 504,460 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 2 – On July 30, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1 per share, 100,000 shares at $2 per share, and 100,000 shares at $5 per share. The warrants expire on July 26, 2026. As part of the call, 5,000 warrants at $1 per share were exercised on March 1, 2022, and 195,000 warrants at $1 per share and 75,000 warrants at $2 per share were exercised on June 27, 2022. 25,000 warrants at $2 per share expired on September 13, 2022 as a result of the call. As of March 31, 2024, the remaining warrants outstanding are exercisable to acquire 33,687 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

On September 22, 2021, Coeptis Therapeutics, Inc. issued a warrant in conjunction with the termination of the license right (see Note 3) with Purple, granting Purple the right to purchase 300,000 shares of common stock at $5 per share, subject to certain adjustments. During 2021, the Company recorded $1,897,585 as general and administrative expense in condensed consolidated statement of operations upon immediate vesting of the Warrant. The warrant was valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price of $5.00 per share, 2) fair value of $6.50 per share, 3) discount rate of 0.48%, 3) dividend rate of 0%, and 4) a term of 3 years. As of March 31, 2024, all warrants remain outstanding and are exercisable to acquire 101,061 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 3 – On December 20, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for services to be provided, granting the warrant holder the right to purchase 600,000 shares of common stock at a price of $1 per share. The warrants expire on December 20, 2026. As part of the call, 300,000 of the warrants were transferred to Warrant Holder 4, and 175,000 of the warrants were transferred to Warrant Holder 5. The remaining 115,000 warrants at $1 per share were exercised on August 19, 2022, and 10,000 warrants at $1 per share expired on September 13, 2022 as a result of the call. As of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 4 – On July 13, 2022, Warrant Holder 3 transferred 300,000 warrants to Warrant Holder 4 with the same terms. As part of a call, 300,000 warrants at $1 per share were exercised on August 19, 2022. As of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 5 – On September 6, 2022, Warrant Holder 3 transferred 175,000 warrants to Warrant Holder 5 with the same terms, and Warrant Holder 9 transferred 200,000 to Warrant Holder 5 with the same terms. On January 31, 2024, 67,374 warrants at $4.45 per share expired, and as of March 31, 2024, 58,952 warrants remain outstanding on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 6 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification. On January 31, 2024, 84,217 warrants at $4.45 per share expired, and as of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 7 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 400,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification. On January 31, 2024, 134,747 warrants at $4.45 expired, and as of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 8 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 775,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 775,000 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 9 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, all 200,000 warrants at $1.50 per share were transferred to Warrant Holder 5. As of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 10 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 350,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 53,334 warrants at $1.50 per share were exercised on March 1, 2022, 50,000 warrants at $1.50 per share were exercised on August 19, 2022 and 246,666 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 11 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 150,000 shares of common stock at a price of $1 per share and 150,000 shares at $2 per share. The warrants expire on January 31, 2024. On April 14, 2022, the Company issued an additional warrant in exchange for professional services, granting the warrant holder the right to purchase an additional 170,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. On January 31, 2024, 50,530 warrants at $2.97 per share, 50,530 warrants at $5.94 per share, and 57,268 warrants at $4.45 per share expired. As of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 12 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 1,018,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on August 19, 2022, and 918,050 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 13 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 225,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 15,000 warrants at $1.50 per share were exercised on March 1, 2022, and 210,000 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 14 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1 per share were exercised on August 19, 2022. As of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 15 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 16 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 25,000 warrants at $1.50 per share were exercised on June 27, 2022, and 75,000 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 17 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 52,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 52,050 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 18 – On March 30, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $3 per share. The warrants expire on March 30, 2024. On March 30, 2024, 84,217 warrants at $8.91 expired, and as of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 19 – On March 30, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 300,000 shares of common stock at a price of $1.50 per share. The warrants expire on April 1, 2027. As part of the call, 300,000 warrants at $1.50 per share were exercised on September 14, 2022. As of March 31, 2024, none of these warrants were outstanding.

Warrant Holder 20 – On January 3, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $2.50 per share. The warrants expire on January 2, 2027. As of March 31, 2024, all warrants remain outstanding.

Warrant Holder 21 – On January 3, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.90 per share. The warrants expire on January 19, 2027. As of March 31, 2024, all warrants remain outstanding.

Warrant Holder 22 – On June 16, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 126,000 shares of common stock at a price of $1.25 per share. The warrants expire on December 16, 2028. On October 23, 2023, the Company issued an additional warrant in conjunction with an investment, granting the warrant holder the right to purchase an additional 66,000 shares of common stock at a price of $1.40 per share. The warrants expire on April 26, 2029. As of March 31, 2024, all warrants remain outstanding.

Warrant Holder 23 – On June 16, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 84,000 shares of common stock at a price of $1.25 per share. The warrants expire on December 16, 2028. On October 23, 2023, the Company issued an additional warrant in conjunction with an investment, granting the warrant holder the right to purchase an additional 48,000 shares of common stock at a price of $1.40 per share. The warrants expire on April 26, 2029. As of March 31, 2024, all warrants remain outstanding.

Warrant Holder 24 – On October 23, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 6,000 shares of common stock at a price of $1.40 per share. The warrants expire on April 26, 2029. As of March 31, 2024, all warrants remain outstanding.

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

The warrants listed above and issued since May 28, 2021 and as of March 31, 2024 were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price ranging from $1.40 to $14.84 per share, 2) fair value ranging from $1.36 to $6.00 per share, 3) discount rate ranging from 1.15% to 4.81%, 3) dividend rate of 0%, and 4) a term ranging from 2 to 5 years. The warrants listed below were not valued using the Black-Scholes option pricing model.

As above, on June 16, 2023, the Company completed a public offering issuing 1,350,000 pre-funded warrants, 3,062,500 Series A Warrants and 3,062,500 Series B Warrants. The Pre-funded warrants are immediately exercisable, at a price of $0.0001 per share, with no expiration date. As of March 31, 2024, all of the of the pre-funded warrants had been exercised for a total of 3,500,000 shares of common stock issued as a result of the public offering. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. Each Series Warrant to purchase one share of common stock has an exercise price of $1.65 per share, and is initially exercisable commencing 6 months from the date of the offering. The Series Warrants are exercisable for a term of five years following the initial exercise date.

As above, on October 26, 2023, the Company completed a private placement of pre-funded warrants exercisable to acquire up to 1,223,000 shares of our common stock, Series A Warrants exercisable to acquire up to 2,000,000 shares of our common stock and Series B Warrants exercisable to acquire up to 2,000,000 shares of our common stock. The Pre-funded warrants are immediately exercisable, at a price of $0.001 per share, with no expiration date. As of March 31, 2024, all of the of the pre-funded warrants had been exercised for a total of 2,000,000 shares of common stock issued as a result of the private placement. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. The Series A Warrants and Series B Warrants are exercisable on or after the earlier of (i) the date on which the Company’s stockholders approve the issuance of the shares issuable upon exercise of the Series Warrants or (ii) April 26, 2024 at an exercise price of $1.36 per share. The Series A Warrants have a term of exercise equal to eighteen (18) months and the Series B Warrants have a term of exercise equal to 5 and one-half (5.5) years. This private placement was conducted with the same underwriter as the June public offering, and as a result, each Series Warrant issued in connection with the June offering was repriced from an exercise price of $1.65 per share to $1.36 per share. In connection with the private placement the Company also issued to the exclusive placement agent warrants exercisable to acquire up to 120,000 shares of our common stock at an exercise price of $1.40 per share.

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

On February 8, 2024, the Company granted pre-funded warrants exercisable to acquire up to 4,000,000 shares of our common stock for net proceeds of $2,400,000. The pre-funded common stock purchase warrants can be exercised on at a price of $0.0001 per share, with no expiration date. The aggregate exercise price of this Warrant was partially pre-funded in connection with $500,000 and a $1,900,000 note receivable at a 6% per annum interest rate due on December 31, 2024.

All warrants outstanding, regardless of valuation method are listed below:

				Outstanding at
Reference	Date Issued	Exercise price	Expiration	March 31, 2024	December 31, 2023
Warrant Holder 1	5/28/2021	$2.97	5/13/2026	167,592	167,592
Warrant Holder 1	5/28/2021	$5.94	5/13/2026	168,434	168,434
Warrant Holder 1	5/28/2021	$14.84	5/13/2026	168,434	168,434
Warrant Holder 2	7/30/2021	$2.97	7/30/2026	8,422	8,422
Warrant Holder 2	7/30/2021	$14.84	6/1/2026	25,265	25,265
Kitov/Purple Biotech	9/23/2021	$14.84	9/21/2024	101,061	101,061
Warrant Holder 5	12/20/2021	$2.97	12/20/2026	58,952	58,952
Warrant Holder 5	1/28/2022	$4.45	1/31/2024	–	67,374
Warrant Holder 6	1/28/2022	$4.45	1/31/2024	–	84,217
Warrant Holder 7	1/28/2022	$4.45	1/31/2024	–	134,747
Warrant Holder 11	1/28/2022	$2.97	1/31/2024	–	50,530
Warrant Holder 11	1/28/2022	$5.94	1/31/2024	–	50,530
Warrant Holder 11	4/14/2022	$4.45	1/31/2024	–	57,268
Warrant Holder 18	3/30/2022	$8.91	3/30/2024	–	84,217
Warrant Holder 20	1/3/2023	$2.50	1/2/2027	100,000	100,000
Warrant Holder 21	1/20/2023	$1.90	1/19/2027	250,000	250,000
Series A & B Warrants	6/16/2023	$1.36	12/16/2028	6,125,000	6,125,000
Series A Warrants	10/26/2023	$1.36	4/26/2025	2,000,000	2,000,000
Series B Warrants	10/26/2023	$1.36	4/26/2029	2,000,000	2,000,000
Warrant Holder 22	6/16/2023	$1.25	12/16/2028	126,000	126,000
Warrant Holder 22	10/26/2023	$1.40	4/26/2029	66,000	66,000
Warrant Holder 23	6/16/2023	$1.25	12/16/2028	84,000	84,000
Warrant Holder 23	10/26/2023	$1.40	4/26/2029	48,000	48,000
Warrant Holder 24	10/26/2023	$1.40	4/26/2029	6,000	6,000
Pre-Funded Warrants 2	12/28/2023	$0.0001	– *	1,200,000	1,200,000
Pre-Funded Warrants 3	2/8/2024	$0.0001	– *	4,000,000	–
	Total Warrants outstanding			16,703,160	13,232,043

*Pre-funded warrants, do not expire.

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

On January 1, 2019, the Company adopted ASC Topic 842, Leases, requiring this lease to be recorded as an asset and corresponding liability on its consolidated balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During both the three months ended March 31, 2024 and 2023, rents paid totaled $11,250.

Future minimum rental payments required under the lease are as follows:

2024	$34,135
2025	46,046
2026	23,161
Total minimum lease payments:	103,342
Less amount representing interest	(13,202)
Present value of minimum lease payments:	$90,140

As of March 31, 2024, the Company had recorded a right of use asset of $88,441 and current and non-current lease liabilities of $28,961 and $61,179 respectively.

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

CAR T License – On August 31, 2022, the Company entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. The Company paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology. Under the terms of the agreement, the Company has been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T-cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, the Company paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement) and royalties equal to 3.5% of net sales. On January 25, 2023, the Company entered into a corporate research agreement with the University of Pittsburgh for the pre-clinical development of SNAP-CAR T-cells targeting HER2. The Company agreed to pay $716,714 for performance-based milestones over a two-year term, and no payments have been made as of March 31, 2024.

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

NOTE 7 – 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the quarters ended March 31, 2024 and 2023, no employer contributions were made.

NOTE 8 – INCOME TAXES

For the three months ended March 31, 2024 and 2023, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

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

In December 2023, the Company entered into a note agreement with a third-party borrower. The Company agreed to grant pre-funded warrants exercisable to acquire up to 1,200,000 shares of common stock to the borrower for a principal sum amount of $1,000,000. During the first quarter of 2024, the Company and the third-party borrower agreed to amend the note as a result of the decline in the publicly traded common stock price. The amount of pre-funded warrants exercisable to acquire up to 1,200,000 shares of common stock was amended to 2,000,000 shares of common stock, and the total principal balance of the note agreement was increased from $1,000,000 to $1,100,000. The outstanding unpaid principal balance of the note bears interest at 6% per annum and is due and payable to the Company on the Maturity Date, November 29, 2024.

In February 2024, the Company entered into a note agreement with a third-party borrower. The Company agreed to grant pre-funded warrants exercisable to acquire up to 4,000,000 shares of common stock to the borrower for a principal sum amount of $1,900,000. The outstanding unpaid principal balance of the note bears interest at 6% per annum and is due and payable to the Company on the Maturity Date, December 31, 2024.

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

NOTE 11 – SUBSEQUENT EVENTS

Management has performed a review of all events and transactions occurring after March 31, 2024 for items that would require adjustment to or disclosure in the accompanying condensed consolidated financial statements, noting no such items or transactions other than the following.

On April 17, 2024, the Company entered into an unsecured note agreement with a related party in the principal amount of $500,000 together with interest at 10%, which is due on September 30, 2024. The agreement is between the Company and an investment fund where the manager is a member of the Company’s board of directors.

On April 24, 2024, the Company exercised their right to convert the unsecured convertible promissory note in the principal amount of $150,000, originally issued in December 2023. The Company converted the $150,000 principal balance into the equivalent amount of shares of common stock based on the fair market value per share of the Company’s common stock at the time of the conversion. Upon issuance of the shares, the promissory note will be considered satisfied in full.

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

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2023.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three months ended March 31, 2024 and 2023, included in Part I, Item 1 of this Form 10-Q.

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

The Merger was treated as a recapitalization of the Company, and was accounted for as a “reverse merger,” and Coeptis was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations reflected in the financial statements prior to the Merger are those of Coeptis, and the consolidated financial statements after completion of the Merger include the assets and liabilities of Coeptis, historical operations of Coeptis and operations of Coeptis from the closing of the Merger.

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

Comparison of the three months ended March 31, 2024 and March 31, 2023

Revenues. Revenues recorded in the three months ended March 31, 2024 and 2023 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses decreased from $6,538,951 in the three months ended March 31, 2023 to $2,922,383 in the three months ended March 31, 2024. The decrease is mainly due to lower professional services expense related to equity transactions.

General and Administrative Expenses. For the three months ended March 31, 2024 and 2023, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $31,417 for the three months ended March 31, 2023 and was $200,505 for the three months ended March 31, 2024. Interest was related to notes payable, which are discussed in detail in the notes to the condensed consolidated financial statements, incorporated by reference herein.

Financial Resources and Liquidity. The Company had limited financial resources during the three months ended March 31, 2023 with cash of $1,469,134. For the period ended March 31, 2024, cash and cash equivalents decreased to $1,029,244. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2024, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, and as a result of the self-identified material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not operating effectively. Management anticipates that such disclosure controls and procedures will not be effective until the self-diagnosed material weaknesses are remediated.

Our Annual Report on Form 10-K contains information regarding self-identified material weaknesses in our internal control over financial reporting as of December 31, 2023. For example, the Company’s system of internal controls, as designed and implemented, were not operating effectively. Additionally, the Company’s financial statement close process and disclosure controls and procedures were not operating effectively.

In an effort to address the Company’s internal accounting personnel deficiencies, in May 2023 we appointed a new Chief Financial Officer. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All prior sales of unregistered securities have been properly disclosed in prior SEC filing.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer, Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of President, Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer.Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEPTIS THERAPEUTICS HOLDINGS, INC.
Registrant

Date: May 10, 2024	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer, Principal Executive Officer

Date: May 10, 2024	By:	/s/ Brian Cogley
Brian Cogley
Chief Financial Officer, Principal Financial and Accounting Officer

