Form 10-Q/A
period 2023-09-30
Coeptis Therapeutics Holdings, Inc.
filed 2024-08-16
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The Company filed its Quarterly Report on Form 10-Q/A No. 1 for the three and nine months ended September 30, 2023 with the Securities and Exchange Commission (“SEC”) on March 25, 2024 (the “Amendment No. 1”). This Amendment No. 2 on Form 10-Q/A (“Amendment No. 2” or “Form 10-Q/A”) is being filed to reflect the reclassification of Subscriptions receivable (the “Reclassification”) in the Consolidated Balance Sheet as of the period ended September 30, 2023.

The Reclassification is due to the Company performing an evaluation of its accounting for note agreements recorded as notes receivable. Management determined the Amendment No. 1 does not give full effect to the transactions, and the notes receivable should have been recorded as subscription receivables. On August 9, 2024, Management concluded its evaluation and determined that the identified errors required the filing of Amendment No. 2, as further discussed in the accompanying condensed consolidated financial statements included in this form 10-Q/A.

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

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	As of
	September 30, 2023	December 31, 2022
	(as restated)
CURRENT ASSETS
Cash	$1,411,510	$3,791,302
Accounts receivable	–	8,075
Interest receivable	833	–
Prepaid assets, current portion	208,133	142,356
TOTAL CURRENT ASSETS	1,620,476	3,941,733

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	13,622	12,695
Furniture and fixtures, net	11,615	12,542

OTHER ASSETS
Prepaid insurance	205,833	348,333
License right, net of accumulated amortization	2,804,167	3,554,167
Right of use asset, net of accumulated amortization	28,676	58,914
Total other assets	3,038,676	3,961,414
TOTAL ASSETS	$4,670,767	$7,915,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$482,005	$99,021
Accrued expenses	567,034	181,998
Notes payable, current portion	1,175,000	1,850,000
Right of use liability, current portion	10,757	41,618
TOTAL CURRENT LIABILITIES	2,234,796	2,172,637

LONG TERM LIABILITIES
Notes payable	150,000	150,000
Derivative liability warrants	378,375	1,125,000
Right of use liability, non-current portion	14,723	14,723
TOTAL LONG TERM LIABILITIES	543,098	1,289,723
TOTAL LIABILITIES	2,777,894	$3,462,360

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Series B preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding, respectively	–	–
Common stock, $0.0001 par value, 150,000,000 shares authorized, 32,991,036 shares issued and outstanding at September 30, 2023, and 19,566,839 shares issued and outstanding at December 31, 2022	3,299	1,957
Additional paid-in capital	87,990,247	70,541,095
Subscription receivable	(2,500,000)	–
Accumulated deficit	(83,600,673)	(66,089,723)
TOTAL STOCKHOLDERS’ EQUITY	1,892,873	4,453,329
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,670,767	$7,915,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(as restated)		(as restated)
SALES
Consulting services	$–	$–	$–	$–
Sales	–	–	–	–
Total sales	–	–	–	–
Cost of goods	–	–	–	–
Gross profit	–	–	–	–

COST OF OPERATIONS
Research and development	5,072,938	20,887	5,654,897	20,887
General and administrative expenses	2,815,870	5,488,540	12,457,548	30,948,831
Selling and marketing	12,412	2,859	12,711	6,911
Interest expense	19,800	56,423	93,853	176,068
Total operating expenses	7,921,020	5,568,709	18,219,009	31,152,697

LOSS FROM OPERATIONS	(7,921,020)	(5,568,709)	(18,219,009)	(31,152,697)

OTHER INCOME (EXPENSE)

Royalties and licensing fees	(15,000)	(80,000)	(15,000)	(85,000)
Other expense	(23,601)	–	(23,566)	–
Loss on extinguishment of debt	–	–	–	(3,393,542)
Gain on change in fair value of derivative liability warrants	1,609,125	–	746,625	–
TOTAL OTHER INCOME (EXPENSE), NET	1,570,524	(80,000)	708,059	(3,478,542)

LOSS BEFORE INCOME TAXES	(6,350,494)	(5,648,709)	(17,510,948)	(34,631,239)

PROVISION (BENEFIT) FOR INCOME TAXES	–	–	–	–
NET LOSS	$(6,350,494)	$(5,648,709)	$(17,510,948)	$(34,631,239)

LOSS PER SHARE

Loss per share, basic and fully diluted*	$(0.24)	$(0.42)	$(0.76)	$(2.66)

Weighted average number of common shares outstanding*	26,650,210	13,455,905	22,957,402	13,029,717

The accompanying notes are an integral part of the condensed consolidated financial statements.

*	September 30, 2022 retroactively adjusted to reflect the impact of the 1 for 2.96851721 reverse stock split from October 28, 2022

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

Continued

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

(Continued)

	SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	SUBSCRIPTION	COMMON STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVABLE	SUBSCRIBED	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2022	–	$–	19,566,839	$1,957	$70,541,095	$–	$–	$–	$(66,089,723)	$4,453,329

Shares issued for services	–	–	1,374,197	137	2,396,677	–	720,000	–	–	3,116,814

Warrants issued for services	–	–	–	–	1,111,706	–	–	–	–	1,111,706

Stock based compensation	–	–	–	–	122,391	–	–	–	–	122,391

Net loss	–	–	–	–	–	–	–	–	(7,957,833)	(7,957,833)

BALANCE AT MARCH 31, 2023	–	$–	20,941,036	$2,094	$74,171,869	$–	$720,000	$–	$(74,047,556)	$846,407

Shares issued for services	–	–	700,000	70	1,070,930	–	(720,000)	–	–	351,000

Warrants issued for services	–	–	–	–	811,500	–	–	–	–	811,500

Stock based compensation	–	–	–	–	113,301	–	–	–	–	113,301

Issuance of common stock and warrants, net of issuance costs	–	–	2,755,000	276	3,040,585	–	–	–	–	3,040,861

Net loss	–	–	–	–	–	–	–	–	(3,202,620)	(3,202,620)

BALANCE AT JUNE 30, 2023	–	$–	24,396,036	$2,440	$79,208,185	$–	$–	$–	$(77,250,177)	$1,960,449

Shares issued for cash	–	–	500,000	50	499,950	–	–	–	–	500,000

Shares issued in exchange for subscription	–	–	2,500,000	250	2,499,750	(2,500,000)	–	–	–	–

Shares issued for services	–	–	550,000	54	531,746	–	–	–	–	531,800

Warrants issued for services	–	–	–	–	514,819	–	–	–	–	514,819

Stock based compensation	–	–	–	–	113,301	–	–	–	–	113,301

Issuance of common stock and warrants, net of issuance costs	–	–	745,000	75	–	–	–	–	–	75

Shares issued for the conversion of debt	–	–	300,000	30	302,896	–	–	–	–	302,926

Shares issued in connection with asset purchase agreement	–	–	4,000,000	400	4,319,600	–	–	–	–	4,320,000

Net loss (as restated)	–	–	–	–	–	–	–	–	(6,350,494)	(6,350,494)

BALANCE AT SEPTEMBER 30, 2023 (as restated)	–	$–	32,991,036	$3,299	$87,990,247	$(2,500,000)	$–	$–	$(83,600,673)	$1,892,873

*	Retroactively adjusted to reflect the impact of the 1 for 2.96851721 reverse stock split from October 28, 2022

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC. formerly known as BULL HORN HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended
	September 30, 2023	September 30, 2022
	(as restated)
OPERATING ACTIVITIES

Net loss	$(17,510,948)	$(34,631,239)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	750,927	751,038
Gain on change in value of warrant liability	(746,625)	–
Stock based compensation	348,993	–
Shares issued for non-employee services	3,999,614	4,620,000
Warrants issued for extinguishment of debt	–	3,408,559
Warrants issued for services	2,438,026	22,475,592
Shares issued in connection with asset purchase agreement	4,320,000	–
(Increase) decrease in:
Accounts receivable	8,075	(8,075)
Interest receivable	(833)	–
Prepaid assets	76,724	–
Right of use asset/liability	(623)	836
Increase (decrease) in:
Accounts payable	382,983	193,780
Accrued expenses	387,961	161,050
NET CASH USED IN OPERATING ACTIVITIES	(5,545,728)	(3,028,459)

INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES

Proceeds from issuance of common stock and warrants, net of issuance costs	3,040,935	–
Proceeds from note payable	500,000	–
Repayment of notes payable, net of proceeds	(874,999)	(300,000)
Shares issued for cash	500,000	3,271,485
Shares issued for cash for the conversion warrants	–	5,248,324
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,165,936	8,219,809
NET INCREASE (DECREASE) IN CASH	(2,379,792)	5,191,351
CASH AT BEGINNING OF PERIOD	3,791,302	2,179,558
CASH AT END OF PERIOD	$1,411,510	$7,370,909

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

SUPPLEMENTAL NON-CASH DISCLOSURES

Shares issued in exchange for notes receivable	$2,500,000	$–
Shares issued for the conversion of debt	$302,926	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the amended condensed consolidated financial statements as of and for the three months and nine months ended September 30, 2023 on March 25, 2024, the Company performed an evaluation of its accounting for note agreements recorded as notes receivable. Management determined the previously issued amended condensed consolidated financial statements did not give full effect to the transactions, and the notes receivable should have been recorded as subscription receivables. On August 9, 2024, Management concluded its evaluation and determined that the identified errors required the restatement of the accompanying condensed consolidated financial statements.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the period ended September 30, 2023.

	As Reported	Adjustment	As Restated
Condensed consolidated Balance Sheet as of September 30, 2023
Notes receivable	$2,500,000	$(2,500,000)	$–
Total current assets	4,120,476	(2,500,000)	1,620,476
Total assets	7,170,767	(2,500,000)	4,670,767
Subscription receivable	–	(2,500,000)	(2,500,000)
Total stockholders' equity	4,392,873	(2,500,000)	1,892,873
Total liabilities and stockholders' equity	7,170,767	(2,500,000)	4,670,767

Condensed consolidated Statements of Stockholders' Equity for the 3 and 9 months ended September 30, 2023
Subscription receivable (Shares issued in exchange for note receivable)	$–	$(2,500,000)	$(2,500,000)
Subscription receivable (Balance at September 30, 2023)	–	(2,500,000)	(2,500,000)
Shares issued in exchange for note receivable (Balance at September 30, 2023)	2,500,000	(2,500,000)	$–
Total equity	4,392,873	(2,500,000)	$1,892,873

Additionally, please refer to Note 5, Capital Structure, where the Company has included additional disclosure related to the subscription receivable.

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

22

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

Subscription receivable - In September 2023, the Company agreed to issue 500,000 shares of common stock to the borrower for a principal sum amount of $500,000. The outstanding balance of the receivable is $500,000 in subscription receivable at September 30, 2023. See Note 10 for further detail.

In September 2023, the Company agreed to issue 2,000,000 shares of common stock to the borrower for a principal sum amount of $2,000,000. The outstanding balance of the receivable is $2,000,000 in subscription receivable at September 30, 2023.

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

COEPTIS THERAPEUTICS HOLDINGS, INC.
Registrant

Date: August 15, 2024	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer, Principal Executive Officer

Date: August 15, 2024	By:	/s/ Brian Cogley
Brian Cogley
Chief Financial Officer, Principal Financial and Accounting Officer

