Form 10-K/A
period 2023-12-31
Coeptis Therapeutics Holdings, Inc.
filed 2024-08-16
CIK 1759186

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

EXPLANATORY NOTE

The Company filed its Annual Report on Form 10-K for the year ended December 31, 2023 with the Securities and Exchange Commission (“SEC”) on March 25, 2024. This Amendment No. 1 on Form 10-K/A (“Amendment No. 1” or “Form 10-K/A”) is being filed to reflect the reclassification of Subscriptions receivable (the “Reclassification”) in the Consolidated Balance Sheet as of the year ended December 31, 2023.

The Reclassification is due to the Company performing an evaluation of its accounting for note agreements recorded as notes receivable. Management determined the originally filed 10-K does not give full effect to the transactions, and the notes receivable should have been recorded as subscription receivables. On August 9, 2024, Management concluded its evaluation and determined that the identified errors required the filing of this 10-K/A, as further discussed in the accompanying condensed consolidated financial statements included in this form 10-K/A.

ii

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

iii

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

iv

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

COEPTIS THERAPEUTICS HOLDINGS, INC.

Date: August 15, 2024	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2024	By:	/s/ Brian Cogley
Brian Cogley
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Mehalick	Chief Executive Officer	August 15, 2024
David Mehalick	(Principal Executive Officer) and Director

/s/ Brian Cogley	Chief Financial Officer (Principal Financial and	August 15, 2024
Brian Cogley	Accounting Officer) and Director

/s/ Daniel Yerace	Director	August 15, 2024
Daniel Yerace

/s/ Christopher Calise	Director	August 15, 2024
Christopher Calise

/s/ Christopher Cochran	Director	August 15, 2024
Christopher Cochran

/s/ Philippe Deschamps	Director	August 15, 2024
Philippe Deschamps

/s/ Tara DeSilva	Director	August 15, 2024
Tara DeSilva

/s/ Gene Salkind	Director	August 15, 2024
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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the notes to consolidated financial statements, the Company has suffered recurring losses from operations since inception and has insufficient working capital to fund future operations both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Turner, Stone & Company, LLP

We have served as the Company’s auditor since 2020

Dallas, Texas

March 25, 2024, except for Note 2, as to which the date is August 15, 2024

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$1,469,134	$3,791,302
Accounts receivable	–	8,075
Interest receivable	38,978	–
Prepaid assets, current portion	241,601	142,356
TOTAL CURRENT ASSETS	1,749,713	3,941,733

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	13,931	12,695
Furniture and fixtures, net	11,306	12,542

OTHER ASSETS
Prepaid assets, net of current portion	158,333	348,333
Co-development options	2,554,166	3,554,167
Right of use asset, net of accumulated amortization	97,571	58,914
Total other assets	2,810,070	3,961,414
TOTAL ASSETS	$4,571,089	$7,915,689

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,419,699	$99,021
Accrued expenses	555,950	181,998
Notes payable, current portion	975,000	1,850,000
Right of use liability, current portion	38,047	41,618
TOTAL CURRENT LIABILITIES	2,988,696	2,172,637

LONG TERM LIABILITIES
Note payable, net of current portion	150,000	150,000
Derivative liability warrants	557,250	1,125,000
Right of use liability, non-current portion	61,179	14,723
TOTAL LONG TERM LIABILITIES	768,429	1,289,723
TOTAL LIABILITIES	$3,757,125	$3,462,360

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 150,000,000 shares authorized, 35,331,036 shares issued and outstanding at December 31, 2023, and 19,566,839 shares issued and outstanding at December 31, 2022	$3,533	$1,957
Additional paid-in capital	91,666,691	70,541,095
Subscription receivable	(3,500,000)	–
Accumulated deficit	(87,356,260)	(66,089,723)
TOTAL STOCKHOLDERS' EQUITY	813,964	4,453,329
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,571,089	$7,915,689

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2023	December 31, 2022
SALES
Consulting services	$–	$–
Sales	–	–
Total sales	–	–
Cost of goods	–	–
Gross profit	–	–

COST OF OPERATIONS
Research and development	6,668,244	20,887
Professional services	10,864,640	31,114,208
General and administrative expenses	3,945,531	3,052,538
Selling and marketing	12,710	8,331
	21,491,125	34,195,964

LOSS FROM OPERATIONS	(21,491,125)	(34,195,964)

OTHER INCOME (EXPENSE)

Royalties and licensing fees	(15,000)	(90,000)
Other income (expense)	(220,477)	98,701
Loss on extinguishment of debt and write down of assets	–	(3,393,542)
Gain on change in fair value of derivative liability warrants	567,750	–
Gain on write down of liabilities	–	225,000
Interest expense	(107,685)	(218,412)
TOTAL OTHER INCOME (EXPENSE), net	224,588	(3,378,253)

LOSS BEFORE INCOME TAXES	(21,266,537)	(37,574,217)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–
NET LOSS	$(21,266,537)	$(37,574,217)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(0.83)	$(2.63)

Weighted average number of common shares outstanding	25,689,989	14,295,678

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	SUBSCRIPTION	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVABLE	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2021	8,000	$1	12,492,050	$1,196	$30,146,728	$–	$(247,165)	$(27,550,126)	$2,350,634

Shares issued for cash	–	–	404,410	41	3,271,445	–	–	–	3,271,486

Shares issued for services	–	–	588,990	58	4,983,442	–	–	–	4,983,500

Retirement of shares	–	–	(110,762)	–	(247,165)	–	247,165	–	–

Warrants converted to shares	–	–	1,250,658	125	5,247,524	–	–	–	5,247,649

Warrants issued for services	–	–	–	–	23,730,298	–	–	–	23,730,298

Warrants issued for extinguishment of debt	–	–	–	–	3,408,559	–	–	–	3,408,559

Merger	(8,000)	(1)	4,941,493	537	264	–	–	(965,380)	(964,580)

Net loss	–	–	–	–	–	–	–	(37,574,217)	(37,574,217)

BALANCE AT DECEMBER 31, 2022	–	$–	19,566,839	$1,957	$70,541,095	$–	$–	$(66,089,723)	$4,453,329

Shares issued for cash	–	–	500,000	50	499,950	–	–	–	500,000

Shares issued in exchange for note receivable	–	–	2,500,000	250	2,499,750	(2,500,000)	–	–	–

Shares issued for services	–	–	2,964,197	296	4,420,918	–	–	–	4,421,214

Warrants issued for services	–	–	–	–	2,613,183	–	–	–	2,613,183

Warrants issued for cash	–	–	–	–	200,000	–	–	–	200,000

Warrants issued in exchange for note receivable	–	–	–	–	1,000,000	(1,000,000)	–	–	–

Stock based compensation	–	–	–	–	477,503	–	–	–	477,503

Issuance of common stock and warrants, net of issuance costs	–	–	5,500,000	550	4,791,796	–	–	–	4,792,346

Shares issued for the conversion of debt	–	–	300,000	30	302,896	–	–	–	302,926

Shares issued in connection with asset purchase agreement	–	–	4,000,000	400	4,319,600	–	–	–	4,320,000

Net loss	–	–	–	–	–	–	–	(21,266,537)	(21,266,537)

BALANCE AT DECEMBER 31, 2023	–	$–	35,331,036	$3,533	$91,666,691	$(3,500,000)	$–	$(87,356,260)	$813,964

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2023, the Company performed an evaluation of its accounting for note agreements recorded as notes receivable. Management determined the previously issued consolidated financial statements did not give full effect to the transactions, and the notes receivable should have been recorded as subscription receivables. On August 9, 2024, Management concluded its evaluation and determined that the identified errors required the restatement of the accompanying consolidated financial statements.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the period ended December 31, 2023.

	As Reported	Adjustment	As Restated
Consolidated Balance Sheet as of December 31, 2023
Notes receivable	$3,500,000	$(3,500,000)	$–
Total current assets	5,249,713	(3,500,000)	1,749,713
Total assets	8,071,089	(3,500,000)	4,571,089
Subscription receivable	–	(3,500,000)	(3,500,000)
Total stockholders' equity	4,313,964	(3,500,000)	813,964
Total liabilities and stockholders' equity	8,071,089	(3,500,000)	4,571,089

Consolidated Statements of Stockholders' Equity for the year ended December 31, 2023
Subscription receivable (Shares issued in exchange for note receivable)	$–	$(2,500,000)	$(2,500,000)
Subscription receivable (Warrants issued in exchange for note receivable)	–	(1,000,000)	(1,000,000)
Subscription receivable (Balance at December 31, 2023)	–	(3,500,000)	(3,500,000)
Shares issued in exchange for note receivable (Balance at December 31, 2023)	2,500,000	(2,500,000)	–
Warrants issued in exchange for note receivable (Balance at December 31, 2023)	1,000,000	(1,000,000)	–
Total equity	4,313,964	(3,500,000)	813,964

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

Subscription receivable - In September 2023, the Company agreed to issue 500,000 shares of common stock to the borrower for a principal sum amount of $500,000. The outstanding balance of the receivable is $500,000 in subscription receivable at December 31, 2023. See Note 10 for further detail.

In September 2023, the Company agreed to issue 2,000,000 shares of common stock to the borrower for a principal sum amount of $2,000,000. The outstanding balance of the receivable is $2,000,000 in subscription receivable at December 31, 2023.

In December 2023, the Company agreed to grant pre-funded warrants exercisable to acquire up to 1,200,000 shares of common stock to the borrower for a principal sum amount of $1,000,000. The outstanding balance of the receivable is $1,000,000 in subscription receivable at December 31, 2023.

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

