Form 10-Q/A
period 2024-03-31
Coeptis Therapeutics Holdings, Inc.
filed 2024-08-16
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Company filed its Quarterly Report on Form 10-Q for the three months ended March 31, 2024 with the Securities and Exchange Commission (“SEC”) on May 10, 2024 (the “Original Form 10-Q”). This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1” or “Form 10-Q/A”) is being filed to reflect the reclassification of Subscriptions receivable (the “Reclassification”) in the Consolidated Balance Sheet as of the period ended March 31, 2024.

The Reclassification is due to the Company performing an evaluation of its accounting for note agreements recorded as notes receivable. Management determined the Original Form 10-Q does not give full effect to the transactions, and the notes receivable should have been recorded as subscription receivables. On August 9, 2024, Management concluded its evaluation and determined that the identified errors required the filing of Amendment No. 1, as further discussed in the accompanying condensed consolidated financial statements included in this form 10-Q/A.

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

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	As of
	March 31, 2024	December 31, 2023
CURRENT ASSETS
Cash	$1,029,244	$1,469,134
Interest receivable	108,581	38,978
Prepaid assets, current portion	241,961	241,601
TOTAL CURRENT ASSETS	1,379,786	1,749,713

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	14,142	13,931
Furniture and fixtures, net	11,095	11,306

OTHER ASSETS
Prepaid assets, net of current portion	110,833	158,333
Co-development options	2,304,166	2,554,166
Right of use asset, net of accumulated amortization	88,441	97,571
Total other assets	2,503,440	2,810,070
TOTAL ASSETS	$3,894,321	$4,571,089

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,365,898	$1,419,699
Accrued expenses	719,043	555,950
Notes payable, current portion	2,187,500	975,000
Right of use liability, current portion	28,961	38,047
TOTAL CURRENT LIABILITIES	4,301,402	2,988,696

LONG TERM LIABILITIES
Note payable, net of current portion	150,000	150,000
Derivative liability warrants	522,375	557,250
Right of use liability, non-current portion	61,179	61,179
TOTAL LONG TERM LIABILITIES	733,554	768,429
TOTAL LIABILITIES	5,034,956	3,757,125

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 150,000,000 shares authorized, 36,427,417 shares issued and outstanding at March 31, 2024, and 35,331,036 shares issued and outstanding at December 31, 2023	3,643	3,533
Additional paid-in capital	94,713,370	91,666,691
Subscription receivable	(5,500,000)	(3,500,000)
Accumulated deficit	(90,357,648)	(87,356,260)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,140,635)	813,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,894,321	$4,571,089

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

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	SUBSCRIPTION	COMMON STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVABLE	SUBSCRIBED	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2022	–	$–	19,566,839	$1,957	$70,541,095	$–	–	–	$(66,089,723)	$4,453,329

Shares subscribed for non-employee services	–	–	1,374,197	137	2,396,677	–	720,000	–	–	3,116,814

Warrants issued for services	–	–	–	–	1,111,706	–	–	–		1,111,706

Stock based compensation	–	–	–	–	122,391	–	–	–	–	122,391

Net loss	–	–	–	–	–	–	–	–	(7,957,833)	(7,957,833)

BALANCE AT MARCH 31, 2023	–	$–	20,941,036	$2,094	$74,171,869	$–	720,000	–	$(74,047,556)	$846,407

BALANCE AT DECEMBER 31, 2023	–	$–	35,331,036	$3,533	$91,666,691	(3,500,000)	–	–	$(87,356,260)	$813,964

Shares issued for non-employee services	–	–	1,096,381	110	541,640	–	–	–	–	541,750

Warrants issued for cash	–	–	–	–	500,000	–	–	–	–	500,000

Warrants issued for services	–	–	–	–	8,150	–	–	–	–	8,150

Warrants issued in exchange for note receivable	–	–	–	–	1,900,000	(2,000,000)	–	–	–	(100,000)

Stock based compensation	–	–	–	–	96,889	–	–	–	–	96,889

Net loss	–	–	–	–	–	–	–	–	(3,001,388)	(3,001,388)

BALANCE AT MARCH 31, 2024	–	$–	36,427,417	$3,643	$94,713,370	$(5,500,000)	–	–	$(90,357,648)	$(1,140,635)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
OPERATING ACTIVITIES

Net loss	$(3,001,388)	$(7,957,833)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	250,211	250,309
Amortization of debt discount	150,000	–
Change in fair value of derivative liability warrants	(34,875)	1,387,500
Stock based compensation	96,889	122,391
Shares issued for non-employee services	541,750	2,396,814
Shares subscribed for non-employee services	–	720,000
Warrants issued for extinguishment of debt	–	1,111,706
Warrants issued for services	8,150	–
(Increase) decrease in:
Accounts receivable	–	8,075
Interest receivable	(69,604)	–
Prepaid assets	47,140	20,709
Right of use asset/liability	45	(208)
Increase (decrease) in:
Accounts payable	(53,801)	143,432
Accrued expenses	163,093	112,635
NET CASH USED IN OPERATING ACTIVITIES	(1,902,390)	(1,684,470)

INVESTING ACTIVITIES

Increase in subscription receivable in exchange for cash	(100,000)	–
NET CASH USED IN INVESTING ACTIVITIES	(100,000)	–

FINANCING ACTIVITIES

Proceeds from notes payable	1,350,000	–
Repayment of notes payable	(287,500)	–
Shares issued for cash	500,000	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,562,500	–

NET DECREASE IN CASH	(439,890)	(1,684,470)
CASH AT BEGINNING OF PERIOD	1,469,134	3,791,302
CASH AT END OF PERIOD	$1,029,244	$2,106,832

SUPPLEMENTAL DISCLOSURES
Shares exchanged for note receivable	$2,000,000	–
Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements as of and for the three months ended March 31, 2024, the Company performed an evaluation of its accounting for note agreements recorded as notes receivable. Management determined the previously issued amended condensed consolidated financial statements did not give full effect to the transactions, and the notes receivable should have been recorded as subscription receivables. On August 9, 2024, Management concluded its evaluation and determined that the identified errors required the restatement of the accompanying condensed consolidated financial statements.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported condensed consolidated balance sheet, condensed consolidated statements of operations, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the period ended March 31, 2024.

	As Reported	Adjustment	As Restated
Consolidated Balance Sheet as of March 31, 2024
Notes receivable	$5,500,000	$(5,500,000)	$–
Total current assets	6,879,786	(5,500,000)	1,379,786
Total assets	9,394,321	(5,500,000)	3,894,321
Subscription receivable	–	(5,500,000)	(5,500,000)
Total stockholders' equity	4,359,365	(5,500,000)	(1,140,635)
Total liabilities and stockholders' equity	9,394,321	(5,500,000)	3,894,321

Consolidated Statements of Stockholders' Equity for the 3 months ended March 31, 2024
Subscription receivable (Warrants issued in exchange for note receivable)	–	(2,000,000)	(2,000,000)
Subscription receivable (Balance at March 31, 2024)	–	(5,500,000)	(5,500,000)
Warrants issued in exchange for note receivable (Balance at March 31, 2024)	1,900,000	(2,000,000)	(100,000)
Total equity	4,359,365	(5,500,000)	(1,140,635)

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

*Pre-funded warrants, do not expire.

Subscription receivable - In September 2023, the Company agreed to issue 500,000 shares of common stock to the borrower for a principal sum amount of $500,000. The outstanding balance of the receivable is $500,000 in subscription receivable at March 31, 2024. See Note 10 for further detail.

In September 2023, the Company agreed to issue 2,000,000 shares of common stock to the borrower for a principal sum amount of $2,000,000. The outstanding balance of the receivable is $2,000,000 in subscription receivable at March 31, 2024.

In December 2023, the Company agreed to grant pre-funded warrants exercisable to acquire up to 1,200,000 shares of common stock to the borrower for a principal sum amount of $1,000,000. During the first quarter of 2024, the Company and the third-party borrower agreed to amend the note as a result of the decline in the publicly traded common stock price. The amount of pre-funded warrants exercisable to acquire up to 1,200,000 shares of common stock was amended to 2,000,000 shares of common stock, and the total principal balance of the note agreement was increased from $1,000,000 to $1,100,000. The outstanding balance of the receivable is $1,100,000 in subscription receivable at March 31, 2024.

In February 2024, the Company agreed to grant pre-funded warrants exercisable to acquire up to 4,000,000 shares of common stock to the borrower for a principal sum amount of $1,900,000. The outstanding balance of the receivable is $1,900,000 in subscription receivable at March 31, 2024.

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

