Form 10-Q
period 2024-06-30
Coeptis Therapeutics Holdings, Inc.
filed 2024-08-16
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, August 13, 2024 was 39,718,593.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2024

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II -- OTHER INFORMATION	33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURES	34

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	As of
	June 30, 2024	December 31, 2023
CURRENT ASSETS
Cash	$1,555,075	$1,469,134
Interest receivable	191,082	38,978
Prepaid assets, current portion	244,776	241,601
TOTAL CURRENT ASSETS	1,990,933	1,749,713

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	14,354	13,931
Furniture and fixtures, net	10,883	11,306

OTHER ASSETS
Prepaid assets, net of current portion	63,333	158,333
Co-development options	2,054,167	2,554,166
Right of use asset, net of accumulated amortization	79,104	97,571
Total other assets	2,196,604	2,810,070
TOTAL ASSETS	$4,198,420	$4,571,089

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,281,152	$1,419,699
Accrued expenses	771,035	555,950
Notes payable, current portion	1,553,929	975,000
Right of use liability, current portion	19,560	38,047
TOTAL CURRENT LIABILITIES	3,625,676	2,988,696

LONG TERM LIABILITIES
Note payable, net of current portion	150,000	150,000
Derivative liability warrants	671,625	557,250
Right of use liability, non-current portion	61,179	61,179
TOTAL LONG TERM LIABILITIES	882,804	768,429
TOTAL LIABILITIES	4,508,480	3,757,125

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 4,300 shares issued and outstanding at June 30, 2024	2	–
Common stock, $0.0001 par value, 150,000,000 shares authorized, 39,718,593 shares issued and outstanding at June 30, 2024, and 35,331,036 shares issued and outstanding at December 31, 2023	3,972	3,533
Additional paid-in capital	100,496,465	91,666,691
Subscription receivable	(7,600,000)	(3,500,000)
Common stock subscribed	50,000	–
Accumulated deficit	(93,392,993)	(87,356,260)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)- CONTROLLING INTERESTS	(442,554)	813,964
TOTAL STOCKHOLDERS' EQUITY - NONCONTROLLING INTERESTS	132,494	–
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(310,060)	813,964
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,198,420	$4,571,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
SALES
Consulting services	$–	$–	$–	$–
Sales	–	–	–	–
Total sales	–	–	–	–
Cost of goods	–	–	–	–
Gross profit	–	–	–	–

COST OF OPERATIONS
Research and development expense	398,817	466,629	1,175,886	581,959
Salary expense	459,099	355,927	904,458	639,844
Amortization expense	250,000	250,000	500,000	500,000
Professional services expense	864,588	2,298,224	2,045,087	7,850,310
Stock based compensation expense	611,570	113,391	708,459	235,692
General and administrative expenses	239,028	200,513	411,595	415,831
Selling and marketing expense	5,000	300	5,000	300
Total cost of operations	2,828,102	3,684,984	5,750,485	10,223,936

LOSS FROM OPERATIONS	(2,828,102)	(3,684,984)	(5,750,485)	(10,223,936)

OTHER INCOME (EXPENSE)

Interest expense	(66,056)	(42,636)	(266,561)	(74,053)
Other income	8,063	–	94,688	35
Change in fair value of derivative liability warrants	(149,250)	525,000	(114,375)	(862,500)
TOTAL OTHER INCOME (EXPENSE), net	(207,243)	482,364	(286,248)	(936,518)

LOSS BEFORE INCOME TAXES	(3,035,345)	(3,202,620)	(6,036,733)	(11,160,454)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–	–	–
NET LOSS	(3,035,345)	(3,202,620)	(6,036,733)	(11,160,454)
Net loss attributable to noncontrolling interests	–	–	–	–
NET LOSS ATTRIBUTABLE TO COEPTIS THERAPEUTICS HOLDINGS, INC.	$(3,035,345)	$(3,202,620)	$(6,036,733)	$(11,160,454)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(0.08)	$(0.15)	$(0.17)	$(0.53)

Weighted average number of common shares outstanding	37,569,312	21,808,563	36,551,418	21,080,395

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	SHARES	SUBSCRIPTION	ACCUMULATED	TOTAL COEPTIS	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	RECEIVABLE	DEFICIT	EQUITY	INTERESTS	EQUITY

BALANCE AT DECEMBER 31, 2022	–	$–	19,566,839	$1,957	$70,541,095	$–	$–	$(66,089,723)	$4,453,329	$–	$4,453,329

Shares subscribed for non-employee services	–	–	1,374,197	137	2,396,677	720,000	–	–	3,116,814	–	3,116,814

Warrants issued for services	–	–	–	–	1,111,706	–	–		1,111,706	–	1,111,706

Stock based compensation	–	–	–	–	122,391	–	–	–	122,391	–	122,391

Net loss	–	–	–	–	–	–	–	(7,957,833)	(7,957,833)	–	(7,957,833)

BALANCE AT MARCH 31, 2023	–	$–	20,941,036	$2,094	$74,171,869	$720,000	$–	$(74,047,556)	$846,407	$–	$846,407

Shares subscribed for non-employee services	–	–	700,000	70	1,070,930	(720,000)	–	–	351,000	–	351,000

Warrants issued for services	–	–	–	–	811,500	–	–	–	811,500	–	811,500

Stock based compensation	–	–	–	–	113,301	–	–	–	113,301	–	113,301

Issuance of common stock and warrants, net of issuance costs	–	–	2,755,000	276	3,040,585	–	–	–	3,040,861	–	3,040,861

Net loss	–	–	–	–	–	–	–	(3,202,620)	(3,202,620)	–	(3,202,620)

BALANCE AT JUNE 30, 2023	–	$–	24,396,036	$2,440	$79,208,185	$–	$–	$(77,250,176)	$1,960,449	$–	$1,960,449

(continued)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	SHARES	SUBSCRIPTION	ACCUMULATED	TOTAL COEPTIS	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	RECEIVABLE	DEFICIT	EQUITY	INTERESTS	EQUITY

BALANCE AT DECEMBER 31, 2023	–	$–	35,331,036	$3,533	$91,666,691	$–	$(3,500,000)	$(87,356,260)	$813,964	$–	$813,964

Shares issued for non-employee services	–	–	1,096,381	110	541,640	–	–	–	541,750	–	541,750

Warrants issued for cash	–	–	–	–	500,000	–	–	–	500,000	–	500,000

Warrants issued for services	–	–	–	–	8,150	–	–	–	8,150	–	8,150

Warrants issued in exchange for note receivable	–	–	–	–	1,900,000	–	(2,000,000)	–	(100,000)	–	(100,000)

Stock based compensation	–	–	–	–	96,889	–	–	–	96,889	–	96,889

Net loss	–	–	–	–	–	–	–	(3,001,388)	(3,001,388)	–	(3,001,388)

BALANCE AT MARCH 31, 2024	–	$–	36,427,417	$3,643	$94,713,370	$–	$(5,500,000)	$(90,357,648)	$(1,140,635)	$–	$(1,140,635)

Shares issued for services	–	–	1,850,000	185	558,165	–	–	–	558,350	–	558,350

Shares issued for the conversion of debt	506	1	1,441,176	144	951,855	–	–	–	952,000	–	952,000

Preferred share offering	3,794	1	–	–	3,661,505	50,000	(2,100,000)	–	1,611,506	132,494	1,744,000

Stock based compensation	–	–	–	–	611,570	–	–	–	611,570	–	611,570

Net loss	–	–	–	–	–	–	–	(3,035,345)	(3,035,345)	–	(3,035,345)

BALANCE AT JUNE 30, 2024	4,300	$2	39,718,593	$3,972	$100,496,465	$50,000	$(7,600,000)	$(93,392,993)	$(442,554)	$132,494	$(310,060)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
OPERATING ACTIVITIES

Net loss	$(6,036,733)	$(11,160,454)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	500,422	500,619
Amortization of debt discount	150,000	–
Change in fair value of derivative liability warrants	114,375	862,500
Stock based compensation	708,459	235,692
Shares issued for non-employee services	1,100,100	3,467,814
Warrants issued for services	8,150	1,923,206
Loss on shares issued for conversion of debt	77,250	–
(Increase) decrease in:
Accounts receivable	–	8,075
Interest receivable	(152,104)	–
Prepaid assets	91,825	34,880
Right of use asset/liability	(20)	(415)
Increase (decrease) in:
Accounts payable	(138,547)	296,211
Accrued expenses	256,702	244,521
NET CASH USED IN OPERATING ACTIVITIES	(3,320,121)	(3,587,351)

INVESTING ACTIVITIES

Increase in subscription receivable in exchange for cash	(100,000)	(350,000)
NET CASH USED IN INVESTING ACTIVITIES	(100,000)	(350,000)

FINANCING ACTIVITIES

Proceeds from notes payable	1,850,000	350,000
Repayment of notes payable	(587,500)	3,040,861
Warrants issued for cash	500,000	–
Cash received for stock subscription	50,000	–
Preferred stock offering	1,693,562	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,506,062	3,390,861
NET INCREASE (DECREASE) IN CASH	85,941	(546,490)
CASH AT BEGINNING OF PERIOD	1,469,134	3,791,302
CASH AT END OF PERIOD	$1,555,075	$3,244,812

SUPPLEMENTAL DISCLOSURES
Subscriptions receivable	$4,100,000	$–
Shares issued for the conversion of debt	$868,750	$–
Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

The accompanying notes are an integral part of the condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six months ended June 30, 2024 and 2023 (unaudited)

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

About the Company’s Subsidiaries. We are now a holding company that currently operates through our direct and indirect wholly owned subsidiaries Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc. and Coeptis Pharmaceuticals, LLC. The Company formed two new subsidiaries, SNAP Biosciences Inc. and GEAR Therapeutics Inc., in connection with the Series A Preferred Stock offering. See Note 5, Capital Structure, for more information on the Series A Preferred Stock offering.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on March 26, 2024.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of Coeptis Therapeutics, Inc., SNAP Biosciences Inc., GEAR Therapeutics Inc., Coeptis Pharmaceuticals, Inc. and its wholly-owned subsidiary, Coeptis Pharmaceuticals, LLC. All material intercompany accounts, balances and transactions have been eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Employee and Non-Employee Share-Based Compensation – The Company applies Accounting Standards Codification (“ASC”) 718-10, Share-Based Payment, which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options equity awards issued to employees and non-employees based on estimated fair values.

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

Adoption of New Accounting Pronouncements – During the three months and six months ended June 30, 2024 and 2023, there were new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

Reclassifications – During the six months ended June 30, 2024, the Company reclassified certain Note receivables to Subscription receivables. As a result, $5,500,000 was reclassified on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024. The comparative figures for the year ended December 31, 2023 have been adjusted accordingly.

Going Concern – The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP in the United States of America, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of June 30, 2024, the Company had an accumulated deficit of $93,392,993, and for the six months ended June 30, 2024, the Company had a net loss of $6,036,733. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

In September of 2021, the Company executed a license termination agreement with Purple to cease all efforts for sales and promotion of the Product in the United States and Puerto Rico. The termination included (i) issuance of $1,500,000 of convertible debt due in February 2023 to satisfy amounts owed for the license, (ii) the issuance of warrants (See Note 5) and (iii) transfer of inventory ownership back to Purple. In conjunction with this termination, the Company also terminated its marketing agreement with a third party for the Product’s sales and promotion. On July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule, extending the maturity date to March 31, 2024. On June 19, 2024, the Company and Purple executed another amendment to extend the maturity date to August 31, 2024. The outstanding principal balance due under the convertible note at June 30, 2024 and December 31, 2023 was $218,750 and $625,000, respectively.

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

NOTE 4 – DEBT

In September 2021, as part of a termination of a license agreement with Purple (see Note 3), the Company issued a convertible note in the principal amount of $1,500,000 that was payable on or before the maturity date in February 2023, bearing interest of 5% per annum and convertible in whole or in part at any time by Purple into shares of common stock of the Company. The conversion price is $5 per share of common stock, subject to certain adjustments under such terms and conditions as agreed between the parties. The Company may prepay the principal amount of the note plus accrued and unpaid interest at any time prior to the maturity date. Inventory, which has been fully written-off on the Company’s balance sheet, was transferred back to Purple at Purple’s cost. On July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule, extending the maturity date to March 31, 2024. On June 19, 2024, the Company and Purple executed another amendment to extend the maturity date to August 31, 2024. The outstanding principal balance due under the convertible note at June 30, 2024 and December 31, 2023 was $218,750 and $625,000, respectively.

In October 2022, as a result of the Merger, the Company entered into a convertible promissory note agreement with an unrelated third party in the principal amount of $350,000 with no accruing interest and was due on October 28, 2023 for legal services rendered to the Company. The noteholder may elect, in its sole discretion upon written notice to the Company, at any time prior to, as of or following the maturity date, to require that all or any portion of the principal amount not then repaid be converted, without any further action on the part of the noteholder, into shares of common stock, par value $0.0001 per share, of the Company’s common stock. The conversion price as set forth by the note is equal to $10.00 per share, provided that the conversion price shall be subject to a one-time adjustment on January 3, 2023, with the conversion price adjustable to a price equal to the thirty-day volume weighted average price of the stock as traded on the Nasdaq. However, the conversion price following such adjustment shall not be lower than a floor of $5.00 per share nor greater than $10.00 per share. Upon full conversion of the remaining principal amount due, the note will, for all purposes be deemed cancelled and all obligations shall be deemed paid in full. On October 27, 2023, a $200,000 payment was made, and on December 15, 2023, another $50,000 payment was made. On June 25, 2024, the Company and the unrelated third party signed an amendment to the note that extended the maturity date to July 31, 2024. The outstanding balance due under the convertible note at June 30, 2024 and December 31, 2023 was $100,000 and $100,000, respectively.

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

In December 2023, the Company entered into an unsecured convertible promissory note with an unrelated party in the principal amount of $150,000 together with interest at 5% and a maturity date of June 30, 2024. On April 24, 2024, the Company converted the note into shares of common stock, which satisfied the note in full.

On January 3, 2024, the Company entered into an unsecured note agreement with an unrelated third party in the principal amount of $1,500,000, which was issued with a 10% original issue discount. The original principal amount, together with interest of 8%, was payable by the Company on March 15, 2024, and was extended to July 31, 2024. The note had an outstanding principal balance of $1,235,178 with $150,000 of the debt discount fully amortized to interest expense as of June 30, 2024.

On April 17, 2024, the Company entered into an unsecured note agreement with a related party in the principal amount of $500,000 together with interest at 10%, with a maturity date of September 30, 2024. The agreement is between the Company and an investment fund where the manager is a member of the Company’s board of directors. On June 3, 2024, the Company and the related party agreed to convert the note agreement in full, both principal and interest, to equity in connection with the Company’s Series A Preferred Stock offering. See Note 5, Capital Structure, for more information on the Series A Preferred Stock offering.

Loans under the CARES Act -- On July 8, 2020, the Company received a loan of $150,000 from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly in the amount of $731. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. Installment payments have been deferred by the SBA until January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of June 30, 2024 and December 31, 2023.

Maturities of notes payable are as follows for the years ending December 31,

2024	$1,553,929
2025	–
2026	–
2027	1,687
2028	3,266
Thereafter	145,047
Total notes payable	$1,703,929

Derivative Liability Warrants -

At June 30, 2024 and December 31, 2023, there were (i) 7,500,000 public warrants (the “Public Warrants”) outstanding that were issued as part of Bull Horn’s November 2020 initial public offering, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share, (ii) 3,750,000 private warrants (the “Private Placement Warrants”) outstanding that were issued to our sponsor Bull Horn Holdings Sponsor LC and the underwriters in Bull Horn’s initial public offering in November 2020, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share, The Private Placement Warrants became exercisable on the consummation of our Business Combination in October 2022. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock. With respect to the shares of common stock issuable upon the exercise of the Public Warrants, the class A warrants and the class B warrants during any period when the Company shall have failed to maintain an effective registration statement related to the issuance of such shares underlying the applicable warrants, the holder of any applicable warrants may exercise its warrant on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024	December 31, 2023
Warrant Liability – Public Warrants	1	$225,000	$232,500
Warrant Liability – Private Placement Warrants	3	$446,625	$324,750

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.37%	3.84%
Expected volatility	152.06%	82.12%
Exercise price	$11.50	$11.50
Stock Price	$0.29	$0.78

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2023	$324,750	$232,500	$557,250
Change in valuation inputs	6,375	(41,250)	(34,875)
Fair value as of March 31, 2024	331,125	191,250	522,375
Change in valuation inputs	115,500	33,750	149,250
Fair value as of June 30, 2024	$446,625	$225,000	$671,625

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2024 and December 31, 2023.

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

Common Stock – As of June 30, 2024 the Company had 39,718,593 shares of its common stock issued and outstanding, and on December 31, 2023, the Company had 35,331,036 shares of its common stock issued and outstanding.

During the three and six months ended June 30, 2024 and 2023, there were no capital distributions.

On June 16, 2023, the Company completed a public offering issuing 2,150,000 shares of our common stock, 1,350,000 pre-funded warrants, 3,062,500 Series A Warrants and 3,062,500 Series B Warrants, for net proceeds of approximately $3.0 million, after offering costs. The pre-funded warrants are immediately exercisable, at a price of $0.0001 per share, with no expiration date. As of June 30, 2024, all of the pre-funded warrants had been exercised for a total of 3,500,000 shares of common stock issued as a result of the public offering. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. Each Series Warrant to purchase one share of common stock has an exercise price of $1.65 per share, and is initially exercisable commencing six months from the date of the offering. The Series Warrants are exercisable for a term of five years following the initial exercise date.

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

On December 28, 2023, the Company granted pre-funded warrants exercisable to acquire up to 1,200,000 shares of our common stock for net proceeds of $1,200,000. The pre-funded common stock purchase warrants can be exercised at a price of $0.0001 per share, with no expiration date. During the first quarter of 2024, the Company and the third-party borrower agreed to amend the note as a result of the decline in the publicly traded common stock price. The amount of pre-funded warrants exercisable to acquire up to 1,200,000 shares of common stock was amended to 2,000,000 shares of common stock, and the total principal balance of the note agreement was increased from $1,000,000 to $1,100,000. The aggregate exercise price of this Warrant was partially pre-funded in connection with $100,000 and a $1,100,000 note receivable at a 6% per annum interest rate due on November 29, 2024. The $1,100,000 outstanding receivable balance is recorded as subscription receivable, a contra equity account within stockholders’ equity (deficit) at June 30, 2024.

On February 8, 2024, the Company granted pre-funded warrants exercisable to acquire up to 4,000,000 shares of our common stock for net proceeds of $2,400,000. The pre-funded common stock purchase warrants can be exercised at a price of $0.0001 per share, with no expiration date. The aggregate exercise price of this Warrant was partially pre-funded in connection with $500,000 and a $1,900,000 note receivable at a 6% per annum interest rate due on December 31, 2024. The $1,900,000 outstanding receivable balance is recorded as subscription receivable, a contra equity account within stockholders’ equity (deficit) at June 30, 2024.

Treasury Stock – As part of the Merger in February of 2021, Coeptis Therapeutics, Inc., our wholly-owned subsidiary, repurchased 110,762 shares of its common stock previously held by shareholders of Vinings Holdings Inc. (the former name of Coeptis Therapeutics, Inc.). The stock was recorded at the cost paid for it, of $247,165 and held as treasury stock for the duration of 2021. Subsequent to year end, the Company retired the 110,762 shares of treasury stock, as of February 18, 2022. There was no treasury stock at June 30, 2024 and December 31, 2023.

Preferred Stock – As of June 30, 2024, the Company had 4,300 shares of preferred stock issued and outstanding. As of December 31, 2021, Coeptis Therapeutics, Inc., our wholly-owned subsidiary, had 8,000 shares of its Series B preferred stock issued and outstanding. The Series B preferred stock was converted into common equity immediately prior to the consummation of the Business Combination, and the shares of common stock received in such conversion were exchanged for shares of common stock in the Company at the closing of the Business Combination.

On June 14, 2024, the Company performed an initial closing and raised $4.3 million in a sale to accredited investors (collectively, the “Series A Investors”) of 4,300 shares of the Company’s series A preferred stock (the “Series A Preferred Stock”), at a purchase price of $1,000 per share, in a financing led by CJC Investment Trust, an entity controlled by board member Christopher Calise, in a combination of cash and short-term collateralized promissory notes. The Series A Investors also received in the aggregate a 6.45% non-voting equity ownership interest in two of the Company’s newly formed subsidiaries, SNAP Biosciences Inc. and GEAR Therapeutics Inc. The Company anticipates holding the final closing in or around the month of August 2024. The key terms of the Series A Preferred Stock are as follows:

Conversion. Each share of Series A Preferred Stock is convertible at the option of the holder, subject to the beneficial ownership and, if applicable, the primary market limitations described below, into such number of shares of the Company’s common stock as is equal to the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $1,000 (the “Stated Value”), divided by the then conversion price. The initial conversion price is $0.40 per share of common stock, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. In addition, the Series A Preferred Stock will automatically convert into shares of the Company’s common stock, subject to the beneficial ownership and, if applicable, the primary market limitations described below upon the consummation of a fundraising transaction in which the Company raises gross proceeds of at least $20 million.

Rank. The Series A Preferred Stock will be senior to the Company’s common stock and any other class of the Company’s capital stock that is not by its terms senior to or pari passu with the Series A Preferred Stock.

Dividends. The holders of Series A Preferred Stock will be entitled to dividends equal, on an as-if-converted to shares of the Company’s common stock basis (in each case after applying the beneficial ownership and, if applicable, the primary market limitations described below), to and in the same form as dividends actually paid on shares of the Company’s common stock when, as, and if such dividends are paid on shares of the Company’s common stock.

Liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A Preferred Stock then outstanding will be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of the Company’s common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the Stated Value, plus any dividends accrued but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted (in each case after applying the beneficial ownership and, if applicable, the primary market limitations described below) into the Company’s common stock immediately prior to such event.

Voting. On any matter to be acted upon or considered by the stockholders of the Company, each holder of Series A Preferred Stock shall be entitled to vote on an “as converted” basis (after applying the beneficial ownership and primary market limitations described below).

Beneficial Ownership Limitation. The Company will not affect any conversion of the Series A Preferred Stock, and a holder will not have the right to receive dividends or convert any portion of its Series A Preferred Stock, to the extent that prior to the conversion such holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of the holder’s affiliates) beneficially owns less than 20% of the Company’s outstanding common stock and, after giving effect to the receipt of dividends or the conversion, the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of the holder’s affiliates) would beneficially own 20% or more of the Company’s outstanding common stock.

Exchange Limitation. Unless the approval of the Company’s stockholders is not required by the applicable rules of Nasdaq for issuances of the Company’s common stock in excess of 19.99% of the outstanding common stock as of June 14, 2024 (the “Market Limit”), or unless the Company has obtained such approval, the Company shall not affect any conversion of the Series A Preferred Stock, including, without limitation, any automatic conversion, and a holder shall not have the right to receive dividends on or convert any portion of the Series A Preferred Stock, to the extent that, after giving effect to the receipt of the Company’s common stock in connection with such dividends or conversion, the holder would have received in excess of its pro rata share of the Market Limit.

Stock Based Compensation –

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2023	1,757,500	$2.01	7.97	$–
Granted	2,400,000	0.31	10.00
Forfeited	(100,000)	10.00
Exercised	–	–
Outstanding at June 30, 2024	4,057,500	$0.81	9.58	$–

For the three months ended June 30, 2024 and 2023, the Company recorded $611,570 and $113,391, respectively, for stock-based compensation expense related to stock options. For the six months ended June 30, 2024 and 2023, the Company recorded $708,459 and $235,692, respectively, for stock-based compensation expense related to stock options. As of June 30, 2024, unamortized stock-based compensation for stock options was $1,029,725 to be recognized through December 31, 2027.

The options granted during the six months ended June 30, 2024 and 2023 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the six months ended June 30,
	2024	2023
Expected term, in years	5.0	5.38
Expected volatility	85.84%	79.35%
Risk-free interest rate	4.24%	3.66%
Dividend yield	–	–

Options/Stock Awards – On June 13, 2024, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors, and the Board of Directors, approved the grant to David Mehalick, the Company’s CEO, under the Company’s 2022 equity incentive plan, of options exercisable to acquire up to 2,400,000 shares of the Company’s common stock at an exercise price $0.31 per share. The options are fully vested and carry a 10-year term. On January 27, 2023, the Company granted options to purchase an aggregate of 1,357,500 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $1.63 per share. The Company had also granted a stand-alone option to a former employee to purchase up to 100,000 shares of our common stock at an exercise price of $10 per share, however, the stand-alone option expired by its terms on January 31, 2024. On October 2, 2023, the Company granted additional options to purchase an aggregate of 300,000 shares of our common stock to two employees at an average price of $1.07.

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

Warrant Holder 1 - On May 28, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 500,000 shares of common stock at a price of $1 per share, 500,000 shares at $2 per share, and 500,000 shares at $5 per share. The warrants expire on June 1, 2026. As part of the call, 2,500 warrants at $1 per share were exercised on July 28, 2022. As of June 30, 2024, the remaining warrants outstanding are exercisable to acquire 504,460 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 2 - On July 30, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1 per share, 100,000 shares at $2 per share, and 100,000 shares at $5 per share. The warrants expire on July 26, 2026. As part of the call, 5,000 warrants at $1 per share were exercised on March 1, 2022, and 195,000 warrants at $1 per share and 75,000 warrants at $2 per share were exercised on June 27, 2022. 25,000 warrants at $2 per share expired on September 13, 2022 as a result of the call. As of June 30, 2024, the remaining warrants outstanding are exercisable to acquire 33,687 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

On September 22, 2021, Coeptis Therapeutics, Inc. issued a warrant in conjunction with the termination of the license right (see Note 3) with Purple, granting Purple the right to purchase 300,000 shares of common stock at $5 per share, subject to certain adjustments. During 2021, the Company recorded $1,897,585 as general and administrative expense in the condensed consolidated statement of operations upon immediate vesting of the warrant. The warrant was valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price of $5.00 per share, 2) fair value of $6.50 per share, 3) discount rate of 0.48%, 3) dividend rate of 0%, and 4) a term of 3 years. As of June 30, 2024, all warrants remain outstanding and are exercisable to acquire 101,061 shares of the Company’s common stock on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 3 – On December 20, 2021, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for services to be provided, granting the warrant holder the right to purchase 600,000 shares of common stock at a price of $1 per share. The warrants expire on December 20, 2026. As part of the call, 300,000 of the warrants were transferred to Warrant Holder 4, and 175,000 of the warrants were transferred to Warrant Holder 5. The remaining 115,000 warrants at $1 per share were exercised on August 19, 2022, and 10,000 warrants at $1 per share expired on September 13, 2022 as a result of the call. As of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 4 – On July 13, 2022, Warrant Holder 3 transferred 300,000 warrants to Warrant Holder 4 with the same terms. As part of a call, 300,000 warrants at $1 per share were exercised on August 19, 2022. As of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 5 – On September 6, 2022, Warrant Holder 3 transferred 175,000 warrants to Warrant Holder 5 with the same terms, and Warrant Holder 9 transferred 200,000 to Warrant Holder 5 with the same terms. On January 31, 2024, 67,374 warrants at $4.45 per share expired, and as of June 30, 2024, 58,952 warrants remain outstanding on an as converted basis resulting from the consummation of the Business Combination in October 2022.

Warrant Holder 6 – On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.50 per share with an expiration date of January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification. On January 31, 2024, 84,217 warrants at $4.45 per share expired, and as of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 7 - On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 400,000 shares of common stock at a price of $1.50 per share with an expiration date of January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification. On January 31, 2024, 134,747 warrants at $4.45 per share expired, and as of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 8 – On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 775,000 shares of common stock at a price of $1.50 per share with an expiration date of January 31, 2024. As part of the call, 775,000 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 9 - On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1.50 per share with an expiration date of January 31, 2024. As part of the call, all 200,000 warrants at $1.50 per share were transferred to Warrant Holder 5. As of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 10 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 350,000 shares of common stock at a price of $1.50 per share with an expiration date of January 31, 2024. As part of the call, 53,334 warrants at $1.50 per share were exercised on March 1, 2022, 50,000 warrants at $1.50 per share were exercised on August 19, 2022 and 246,666 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 11 - On January 28, 2022, Coeptis Therapeutics, Inc. issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 150,000 shares of common stock at a price of $1 per share and 150,000 shares at $2 per share, with an expiration date of January 31, 2024. On April 14, 2022, the Company issued an additional warrant in exchange for professional services, granting the warrant holder the right to purchase an additional 170,000 shares of common stock at a price of $1.50 per share with an expiration date of January 31, 2024. On January 31, 2024, 50,530 warrants at $2.97 per share, 50,530 warrants at $5.94 per share, and 57,268 warrants at $4.45 per share expired. As of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 12 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 1,018,050 shares of common stock at a price of $1.50 per share with an expiration date of January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on August 19, 2022, and 918,050 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 13 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 225,000 shares of common stock at a price of $1.50 per share with an expiration date of January 31, 2024. As part of the call, 15,000 warrants at $1.50 per share were exercised on March 1, 2022, and 210,000 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 14 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1 per share with an expiration date of January 31, 2024. As part of the call, 100,000 warrants at $1 per share were exercised on August 19, 2022. As of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 15 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share with an expiration date of January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 16 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share with an expiration date of January 31, 2024. As part of the call, 25,000 warrants at $1.50 per share were exercised on June 27, 2022, and 75,000 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 17 - On January 28, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 52,050 shares of common stock at a price of $1.50 per share with an expiration date of January 31, 2024. As part of the call, 52,050 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 18 - On March 30, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $3 per share. On March 30, 2024, 84,217 warrants at $8.91 per share expired. As of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 19 - On March 30, 2022, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 300,000 shares of common stock at a price of $1.50 per share. The warrants expire on April 1, 2027. As part of the call, 300,000 warrants at $1.50 per share were exercised on September 14, 2022. As of June 30, 2024, none of these warrants were outstanding.

Warrant Holder 20 - On January 3, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $2.50 per share. The warrants expire on January 2, 2027. As of June 30, 2024, all warrants remain outstanding.

Warrant Holder 21 - On January 3, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.90 per share. The warrants expire on January 19, 2027. As of June 30, 2024, all warrants remain outstanding.

Warrant Holder 22 – On June 16, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 126,000 shares of common stock at a price of $1.25 per share. The warrants expire on December 16, 2028. On October 23, 2023, the Company issued an additional warrant in conjunction with an investment, granting the warrant holder the right to purchase an additional 66,000 shares of common stock at a price of $1.40 per share. The warrants expire on April 26, 2029. As of June 30, 2024, all warrants remain outstanding.

Warrant Holder 23 – On June 16, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 84,000 shares of common stock at a price of $1.25 per share. The warrants expire on December 16, 2028. On October 23, 2023, the Company issued an additional warrant in conjunction with an investment, granting the warrant holder the right to purchase an additional 48,000 shares of common stock at a price of $1.40 per share. The warrants expire on April 26, 2029. As of June 30, 2024, all warrants remain outstanding.

Warrant Holder 24 – On October 23, 2023, Coeptis Therapeutics, Inc., issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 6,000 shares of common stock at a price of $1.40 per share. The warrants expire on April 26, 2029. As of June 30, 2024, all warrants remain outstanding.

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

The warrants listed above and issued since May 28, 2021 and as of June 30, 2024 were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price ranging from $1.40 to $14.84 per share, 2) fair value ranging from $1.36 to $6.00 per share, 3) discount rate ranging from 1.15% to 4.81%, 3) dividend rate of 0%, and 4) a term ranging from 2 to 5 years. The warrants listed below were not valued using the Black-Scholes option pricing model.

As above, on June 16, 2023, the Company completed a public offering issuing 1,350,000 pre-funded warrants, 3,062,500 Series A Warrants and 3,062,500 Series B Warrants. The pre-funded warrants are immediately exercisable, at a price of $0.0001 per share, with no expiration date. As of June 30, 2024, all of the of the pre-funded warrants had been exercised for a total of 3,500,000 shares of common stock issued as a result of the public offering. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. Each Series Warrant to purchase one share of common stock has an exercise price of $1.65 per share, and is initially exercisable commencing six months from the date of the offering. The Series Warrants are exercisable for a term of five years following the initial exercise date.

As above, on October 26, 2023, the Company completed a private placement of pre-funded warrants exercisable to acquire up to 1,223,000 shares of our common stock, Series A Warrants exercisable to acquire up to 2,000,000 shares of our common stock and Series B Warrants exercisable to acquire up to 2,000,000 shares of our common stock. The Pre-funded warrants are immediately exercisable, at a price of $0.001 per share, with no expiration date. As of June 30, 2024, all of the of the pre-funded warrants had been exercised for a total of 2,000,000 shares of common stock issued as a result of the private placement. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. The Series A Warrants and Series B Warrants are exercisable on or after the earlier of (i) the date on which the Company’s stockholders approve the issuance of the shares issuable upon exercise of the Series Warrants or (ii) April 26, 2024 at an exercise price of $1.36 per share. The Series A Warrants have a term of exercise equal to eighteen (18) months and the Series B Warrants have a term of exercise equal to 5 and one-half (5.5) years. This private placement was conducted with the same underwriter as the June public offering, and as a result, each Series Warrant issued in connection with the June offering was repriced from an exercise price of $1.65 per share to $1.36 per share. In connection with the private placement the Company also issued to the exclusive placement agent warrants exercisable to acquire up to 120,000 shares of our common stock at an exercise price of $1.40 per share.

As discussed above, on December 28, 2023, the Company granted pre-funded warrants exercisable to acquire up to 1,200,000 shares of our common stock for net proceeds of $1,200,000. During the first quarter of 2024, the Company and the third-party borrower agreed to amend the note as a result of the decline in the publicly traded common stock price. The amount of pre-funded warrants exercisable to acquire up to 1,200,000 shares of common stock was amended to 2,000,000 shares of common stock, and the total principal balance of the note agreement was increased from $1,000,000 to $1,100,000.

As discussed above, On February 8, 2024, the Company granted pre-funded warrants exercisable to acquire up to 4,000,000 shares of our common stock for net proceeds of $2,400,000.

All warrants outstanding, regardless of valuation method are listed below:

					Outstanding at
Reference	Date Issued	Exercise price	Expiration		June 30, 2024	December 31, 2023
Warrant Holder 1	5/28/2021	$2.97	5/13/2026		167,592	167,592
Warrant Holder 1	5/28/2021	$5.94	5/13/2026		168,434	168,434
Warrant Holder 1	5/28/2021	$14.84	5/13/2026		168,434	168,434
Warrant Holder 2	7/30/2021	$2.97	7/30/2026		8,422	8,422
Warrant Holder 2	7/30/2021	$14.84	6/1/2026		25,265	25,265
Kitov/Purple Biotech	9/23/2021	$14.84	9/21/2024		101,061	101,061
Warrant Holder 5	12/20/2021	$2.97	12/20/2026		58,952	58,952
Warrant Holder 5	1/28/2022	$4.45	1/31/2024		–	67,374
Warrant Holder 6	1/28/2022	$4.45	1/31/2024		–	84,217
Warrant Holder 7	1/28/2022	$4.45	1/31/2024		–	134,747
Warrant Holder 11	1/28/2022	$2.97	1/31/2024		–	50,530
Warrant Holder 11	1/28/2022	$5.94	1/31/2024		–	50,530
Warrant Holder 11	4/14/2022	$4.45	1/31/2024		–	57,268
Warrant Holder 18	3/30/2022	$8.91	3/30/2024		–	84,217
Warrant Holder 20	1/3/2023	$2.50	1/2/2027		100,000	100,000
Warrant Holder 21	1/20/2023	$1.90	1/19/2027		250,000	250,000
Series A & B Warrants	6/16/2023	$1.36	12/16/2028		6,125,000	6,125,000
Series A Warrants	10/26/2023	$1.36	4/26/2025		2,000,000	2,000,000
Series B Warrants	10/26/2023	$1.36	4/26/2029		2,000,000	2,000,000
Warrant Holder 22	6/16/2023	$1.25	12/16/2028		126,000	126,000
Warrant Holder 22	10/26/2023	$1.40	4/26/2029		66,000	66,000
Warrant Holder 23	6/16/2023	$1.25	12/16/2028		84,000	84,000
Warrant Holder 23	10/26/2023	$1.40	4/26/2029		48,000	48,000
Warrant Holder 24	10/26/2023	$1.40	4/26/2029		6,000	6,000
Pre-Funded Warrants 2	12/28/2023	$0.0001	–	*	1,200,000	1,200,000
Pre-Funded Warrants 3	2/8/2024	$0.0001	–	*	4,000,000	–
	Total Warrants outstanding				16,703,160	13,232,043

Subscription receivable - In September 2023, the Company agreed to issue 500,000 shares of common stock to the borrower for a principal sum amount of $500,000. The $500,000 outstanding receivable balance is recorded as subscription receivable, a contra equity account within stockholders’ equity (deficit) at June 30, 2024. See Note 11 for further detail.

In September 2023, the Company agreed to issue 2,000,000 shares of common stock to the borrower for a principal sum amount of $2,000,000. The $2,000,000 outstanding receivable balance is recorded as subscription receivable, a contra equity account within stockholders’ equity (deficit) at June 30, 2024.

As discussed above, in December 2023, the Company agreed to grant pre-funded warrants exercisable to acquire up to 1,200,000 shares of common stock to the borrower for a principal sum amount of $1,000,000. During the first quarter of 2024, the Company and the third-party borrower agreed to amend the note as a result of the decline in the publicly traded common stock price. The amount of pre-funded warrants exercisable to acquire up to 1,200,000 shares of common stock was amended to 2,000,000 shares of common stock, and the total principal balance of the note agreement was increased from $1,000,000 to $1,100,000. The $1,100,000 outstanding receivable balance is recorded as subscription receivable, a contra equity account within stockholders’ equity (deficit) at June 30, 2024.

As discussed above, in February 2024, the Company agreed to grant pre-funded warrants exercisable to acquire up to 4,000,000 shares of common stock to the borrower for a principal sum amount of $1,900,000. The $1,900,000 outstanding receivable balance is recorded as subscription receivable, a contra equity account within stockholders’ equity (deficit) at June 30, 2024.

NOTE 6 – NON-CONTROLLING INTEREST

As a result of the series A preferred stock offering discussed in Note 5, Capital Structure, the Company has consolidated the two newly formed subsidiaries, SNAP Biosciences Inc. and GEAR Therapeutics Inc., because we have a controlling interest in both. Therefore, the entities’ financial statements are consolidated in our condensed consolidated financial statements and the entities’ other equity is recorded as a non-controlling interest. As part of the initial closing, the Series A Investors received in the aggregate a 6.45% non-voting equity ownership in both of the newly formed subsidiaries. The Company contributed the co-development options to GEAR Therapeutics Inc. and recorded $132,494 of non-controlling interest at June 30, 2024. The remainder was recorded as additional paid in capital. No assets have been contributed to SNAP Biosciences Inc. as of June 30, 2024.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space under an operating lease that commenced December 1, 2017 through November 30, 2019 and a first lease extension commencing December 1, 2019 through May 31, 2020. The second lease extension extended the lease for twenty-four months, beginning on June 1, 2020 and ended on May 31, 2022. The third lease extension extended the lease for twenty-four months, beginning on June 1, 2022 and ended on May 31, 2024. The fourth lease extension, signed on January 30, 2024, extends the lease for twenty-four months, beginning June 1, 2024 and ending on May 31, 2026. The monthly rent is $3,805 for the first year of the extension and increasing to $3,860 for the second year of the extension.

On January 1, 2019, the Company adopted ASC Topic 842, Leases, requiring this lease to be recorded as an asset and corresponding liability on its condensed consolidated balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the three and six months ended June 30, 2024, rents paid totaled $11,250 and $22,555, respectively.

Future minimum rental payments required under the lease are as follows:

2024	$22,830
2025	46,101
2026	19,301
Total minimum lease payments:	88,232
Less amount representing interest	(7,493)
Present value of minimum lease payments:	$80,739

As of June 30, 2024, the Company had recorded a right of use asset of $79,104, and current and non-current lease liabilities of $19,560 and $61,179, respectively.

Legal Matters – The Company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the Company’s condensed consolidated financial statements.

University of Pittsburgh Option Agreement - On April 29, 2022, the Company entered into an exclusive option agreement with University of Pittsburgh for rights to three chimeric antigen receptor T cell (“CAR T”) technologies that offer the potential to address a range of hematologic and solid tumors. Among the initial cancer indications under development are pre-clinical programs targeting breast cancer and ovarian cancer. The exclusive option agreement involves the intellectual property rights to three technologies jointly developed in the laboratories of Jason Lohmueller, Ph.D., Assistant Professor of Immunology; Alexander Deiters, Ph.D., Professor of Chemistry; and Olivera Finn, Ph.D., Professor of Immunology: 1) mSA2 affinity-enhanced biotin-binding CAR, 2) universal self-labeling SynNotch and CARs for programable antigen-targeting, and 3) conditional control of universal CAR T-cells through stimulus-reactive adaptors. Per the option agreement, the Company paid the University of Pittsburgh a non-refundable fee of $5,000 for the exclusive option to license the patent rights to each of the three technologies. On October 16, 2023, the Company terminated the remaining portion of the option agreement with the University of Pittsburgh.

CAR T License - On August 31, 2022, the Company entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. The Company paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology. Under the terms of the agreement, the Company has been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T-cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, the Company paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement) and royalties equal to 3.5% of net sales. On January 25, 2023, the Company entered into a corporate research agreement with the University of Pittsburgh for the pre-clinical development of SNAP-CAR T-cells targeting HER2. The Company agreed to pay $716,714 for performance-based milestones over a two-year term, and no payments have been made as of June 30, 2024.

In September 2023, the Company expanded its exclusive license agreement with the University of Pittsburgh to include SNAP-CAR technology platform in natural killer (NK) cells. The Company agreed to pay $2,000 to amend the agreement.

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

On October 26, 2023, the Company entered into a Shared Services Agreement (“SSA”) with Deverra, in accordance with requirements set forth in the APA. Under the terms of the SSA, Coeptis and Deverra will share resources and collaborate to further the development of Coeptis’ GEAR and SNAP-CAR platforms, as well as the purchased and licensed assets under the License Agreement and APA. The SSA expires on October 26, 2024.

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

NOTE 8 - 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the three and six month periods ended June 30, 2024 and 2023, no employer contributions were made.

NOTE 9 – INCOME TAXES

For the three and six months ended June 30, 2024 and 2023, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

NOTE 10 – NOTES RECEIVABLE

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

In the event that a certain business transaction between the Lender and Borrower as contemplated by that certain binding term sheet dated April 13, 2023, and referenced in Note 7, is consummated prior to the maturity date, the full amounts due under this note shall be applied against the cash portion of any closing payment due from the Lender in connection with such transaction and any excess amounts under this note shall be treated as additional purchase price in connection with the transaction.

As of September 30, 2023, and in relation to the Deverra asset purchase referenced in Note 7, $567,609 of principal and $2,892 of interest were applied against the cash portion of the closing payment with the Company in connection with such transaction. The note is considered paid in full.

NOTE 11 – RELATED PARTY TRANSACTION

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

NOTE 12 – SUBSEQUENT EVENTS

Management has performed a review of all events and transactions occurring after June 30, 2024 for items that would require adjustment to or disclosure in the accompanying condensed consolidated financial statements, noting no such items or transactions other than the following.

On July 31, 2024, the Company performed a second closing as part of its series A preferred stock offering and raised $1.3 million, at a purchase price of $1,000 per share. The Series A Investors currently have an aggregate 8.40% non-voting equity ownership interest in the Company’s two newly formed subsidiaries, SNAP Biosciences Inc. and GEAR Therapeutics Inc. See Note 5, Capital Structure, for further information regarding the series A preferred stock offering.

On August 12, 2024, the Company satisfied $5.7 million of subscription receivables in the form of shares of common stock in two privately held companies. The shares of common stock will be carried as an investment on the Company’s balance sheet.

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

Objective

The objective of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide users of our condensed consolidated financial statements with the following:

•	A narrative explanation from the perspective of management of our financial condition, results of operations, cash flows, liquidity and certain other factors that may affect future results;

•	Useful context to the condensed consolidated financial statements; and

•	Information that allows assessment of the likelihood that past performance is indicative of future performance.

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023, included in Part I, Item 1 of this Form 10-Q.

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

The Merger was treated as a recapitalization of the Company, and was accounted for as a “reverse merger,” and Coeptis was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations reflected in the condensed consolidated financial statements prior to the Merger are those of Coeptis, and the condensed consolidated financial statements after completion of the Merger include the assets and liabilities of Coeptis, historical operations of Coeptis and operations of Coeptis from the closing of the Merger.

Company History of Coeptis Therapeutics, Inc.

Coeptis Pharmaceuticals, LLC was formed on July 12, 2017 as a Pennsylvania multi-member limited liability company. On December 1, 2018, the members of LLC contributed their interest to a newly formed corporation, Coeptis Pharmaceuticals, Inc. As of December 1, 2018, the LLC became a disregarded single-member limited liability company which is wholly owned by the newly formed corporation. On February 12, 2021, Vinings Holdings, Inc., a Delaware corporation (“Vinings”), merged (the “Merger”) with and into Coeptis Pharmaceuticals, Inc. On July 12, 2021, the company legally changed its name from Vinings Holdings, Inc. to Coeptis Therapeutics, Inc. Coeptis was the surviving corporation of that Merger. As a result of the Merger, Vinings acquired the business of Coeptis and will continue the existing business operations of Coeptis as a wholly owned subsidiary. The Merger was treated as a recapitalization of the Company for financial accounting purposes. The historical financial statements of Vinings before the Merger were replaced with the historical financial statements of Coeptis before the Merger in all future filings with the Securities and Exchange Commission (the “SEC”).

Overview and Outlook

We are a biopharmaceutical company which owns, acquires, and develops cell therapy technologies for cancer and other diseases. Our products and technologies are intended to be commercialized in the US and other major markets throughout the world. Since our inception in 2017, we have acquired and commercialized two drug products for the US market, which were approved as 505b2 applications. These anti-hypertension products were launched into the US market during 2020 through a marketing partner. At launch, the sales and promotional efforts were significantly impeded by the limitation of the global pandemic and as such, we have since abandoned all activities and ownership pertaining to both products. We also began the development of several ANDA products which we divested in 2019 to a larger generic pharmaceutical drug manufacturer, and have moved away from focusing on the commercialization of generic products. In early 2021, we entered into strategic partnerships to co-develop improved therapies for the auto-immune and oncology markets. Following the reverse merger transaction, we continue to focus on identifying and investing resources into innovative products and technologies which we believe will significantly transform our current products and therapies.

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

Vy-Gen Bio, Inc.

In May 2021, we entered into two exclusive option agreements (the “CD38 Agreements”) relating to separate technologies designed to improve the treatment of CD38-related cancers (e.g., multiple myeloma, chronic lymphocytic leukemia, and acute myeloid leukemia) with Vy-Gen Bio, Inc. (“Vy-Gen”), a majority-owned subsidiary of Vycellix, Inc., a Tampa, Florida-based private, immuno-centric discovery life science company focused on the development of transformational platform technologies to enhance and optimize next-generation cell and gene-based therapies, including T-cell and Natural Killer (“NK”) cell-based cancer therapies.

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

Deverra Therapeutics, Inc.

On August 16, 2023, the Company entered into an exclusive licensing arrangement (the “License Agreement”) with Deverra Therapeutics Inc. (“Deverra”), pursuant to which the Company completed the exclusive license of key patent families and related intellectual property related to a proprietary allogeneic stem cell expansion and directed differentiation platform for the generation of multiple distinct immune effector cell types, including natural killer (NK) and monocyte/macrophages. The License Agreement provides the Company with exclusive rights to use the license patents and related intellectual property in connection with development and commercialization efforts in the defined field of use (the “Field”) of (a) use of unmodified NK cells as anti-viral therapeutic for viral infections, and/or as a therapeutic approach for treatment of relapsed/refractory AML and high-risk MDS; (b) use of Deverra’s cell therapy platform to generate NK cells for the purpose of engineering with Coeptis SNAPCARs and/or Coeptis GEAR Technology; and (c) use of Deverra’s cell therapy platform to generate myeloid cells for the purpose of engineering with the Company’s current SNAP CAR and GEAR technologies. In support of the exclusive license, the Company also entered into with Deverra (i) an asset purchase agreement (the “APA”) pursuant to which the Company purchased certain assets from Deverra, including but not limited to two Investigational New Drug (IND) applications and two Phase 1 clinical trial stage programs (NCT04901416, NCT04900454) investigating infusion of DVX201, an unmodified natural killer (NK) cell therapy generated from pooled donor CD34+ cells, in hematologic malignancies and viral infections and (ii) a non-exclusive sublicense agreement (the “Sublicense Agreement”), in support of the assets obtained by the exclusive license, pursuant to which the Company sublicensed from Deverra certain assets which Deverra has rights to pursuant a license agreement (“FHCRC Agreement”) by and between Deverra and The Fred Hutchinson Cancer Research Center (“FHCRC”).

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

Vici Health Sciences, LLC.

In 2019, we entered into a co-development agreement with Vici Health Sciences, LLC (“Vici”). Through this partnership, we would co develop, seek FDA approval and share ownership rights with Vici to CPT60621, a novel, ready to use, easy to swallow, oral liquid version of an already approved drug used for the treatment of Parkinson’s Disease (PD). As we continue to direct its operational focus towards the Vy-Gen opportunities previously described, we have recently stopped allocating priority resources to the development of CPT60621. We are currently in negotiations in which Vici intends to buy-out most or all of our remaining ownership rights. In partnership with Vici Health Sciences, LLC (“Vici”), we are co-developing a drug product, CPT60621 – a focus on Parkinson’s Disease. Through this partnership, we would co-develop with Vici and, seek FDA approval and share ownership rights to CPT60621.

Our Results of Operations

Revenues. To date, we have generated minimal revenue mostly from consulting arrangements and product sales. Due to the COVID-19 global pandemic and the resulting market dynamics, it is uncertain if the current marketed products can generate sufficient sales to cover expenses.

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

Research and Development Costs. Research and development costs will continue to be dependent on the strategic business collaborations and agreements we are anticipating in the future. We expect development costs to increase to support new strategic initiatives.

Comparison of the three months ended June 30, 2024 and June 30, 2023

Revenues. Revenues recorded in the three months ended June 30, 2024 and 2023 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses decreased from $3,684,984 in the three months ended June 30, 2023 to $2,828,102 in the three months ended June 30, 2024. The decrease is mainly due to lower professional services expense related to equity transactions.

General and Administrative Expenses. For the three months ended June 30, 2024 and 2023, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $42,636 for the three months ended June 30, 2023 and was $66,056 for the three months ended June 30, 2024. Interest was related to notes payable, which are discussed in detail in the notes to the condensed consolidated financial statements, incorporated by reference herein.

Comparison of the six months ended June 30, 2024 and June 30, 2023

Revenues. Revenues recorded in the six months ended June 30, 2024 and 2023 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses decreased from $10,223,936 in the six months ended June 30, 2023 to $5,750,485 in the six months ended June 30, 2024. The decrease is mainly due to lower professional services expense related to equity transactions.

General and Administrative Expenses. For the six months ended June 30, 2024 and 2023, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $74,053 for the six months ended June 30, 2023 and was $266,561 for the six months ended June 30, 2024. Interest was related to notes payable, which are discussed in detail in the notes to the condensed consolidated financial statements, incorporated by reference herein.

Financial Resources and Liquidity. The Company had limited financial resources during the year ended December 31, 2023 with cash and cash equivalents of $1,469,134. For the six months ended June 30, 2024, cash and cash equivalents increased to $1,555,075. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2024, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, and as a result of the self-identified material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not operating effectively. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our Annual Report on Form 10-K contains information regarding self-identified material weakness in our internal control over financial reporting as of December 31, 2023. For example, the Company’s system of internal controls, as designed and implemented, were not operating effectively. Additionally, the Company’s financial statement close process and disclosure controls and procedures were not operating effectively.

In an effort to address the Company’s internal accounting personnel deficiencies, in May 2023 we appointed a new Chief Financial Officer. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the condensed consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

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

All prior sales of unregistered securities have been properly disclosed in prior SEC filings.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

