Form 10-Q
period 2024-09-30
Coeptis Therapeutics Holdings, Inc.
filed 2024-11-13
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _______ to _______

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 12, 2024, was 41,118,593.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2024

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COEPTIS THERAPEUTICS HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	$1,137,453	$1,469,134
Interest receivable	–	38,978
Prepaid assets, current portion	227,221	241,601
TOTAL CURRENT ASSETS	1,364,674	1,749,713

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	14,565	13,931
Furniture and fixtures, net	10,672	11,306

OTHER ASSETS
Investments	5,691,084	–
Prepaid assets, net of current portion	15,833	158,333
Co-development options	1,804,167	2,554,166
Right of use asset, net of accumulated amortization	69,554	97,571
Total other assets	7,580,638	2,810,070
TOTAL ASSETS	$8,955,984	$4,571,089

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,134,243	$1,419,699
Accrued expenses	742,201	555,950
Notes payable, current portion	1,553,929	975,000
Right of use liability, current portion	9,890	38,047
TOTAL CURRENT LIABILITIES	3,440,263	2,988,696

LONG TERM LIABILITIES
Note payable, net of current portion	150,000	150,000
Derivative liability warrants	322,125	557,250
Right of use liability, non-current portion	61,179	61,179
TOTAL LONG TERM LIABILITIES	533,304	768,429
TOTAL LIABILITIES	3,973,567	3,757,125

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 5,825 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2	–
Common stock, $0.0001 par value, 150,000,000 shares authorized, 39,968,593 and 35,331,036 shares issued and outstanding at September 30, 2024, and December 31, 2023, respectively	3,997	3,533
Additional paid-in capital	102,142,641	91,666,691
Subscription receivable	(2,100,000)	(3,500,000)
Accumulated deficit	(95,221,907)	(87,356,260)
TOTAL STOCKHOLDERS' EQUITY - CONTROLLING INTERESTS	4,824,733	813,964
TOTAL STOCKHOLDERS' EQUITY - NONCONTROLLING INTERESTS	157,684	–
TOTAL STOCKHOLDERS' EQUITY	4,982,417	813,964
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,955,984	$4,571,089

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
SALES
Sales	$–	$–	$–	$–
Total sales	–	–	–	–
Cost of goods	–	–	–	–
Gross profit	–	–	–	–

OPERATING EXPENSES
Research and development expense	811,784	5,072,938	1,987,670	5,654,897
Salary expense	378,740	379,357	1,283,198	1,019,201
Amortization expense	250,000	250,000	750,000	750,000
Professional services expense	431,304	1,801,081	2,476,392	9,651,391
Stock based compensation expense	96,888	113,301	805,347	348,993
General and administrative expenses	173,073	272,131	584,667	687,963
Selling and marketing expense	–	12,412	5,000	12,711
Total operating expenses	2,141,789	7,901,220	7,892,274	18,125,156

LOSS FROM OPERATIONS	(2,141,789)	(7,901,220)	(7,892,274)	(18,125,156)

OTHER INCOME (EXPENSE)

Interest expense	(50,926)	(19,800)	(317,487)	(93,853)
Royalties and licensing fees	–	(15,000)	–	(15,000)
Other income (expense)	51,558	(23,601)	146,246	(23,566)
Loss on write down of assets	(37,257)	–	(37,257)	–
Gain on change in fair value of derivative liability warrants	349,500	1,609,125	235,125	746,625
TOTAL OTHER INCOME, NET	312,875	1,550,724	26,627	614,206

LOSS BEFORE INCOME TAXES	(1,828,914)	(6,350,494)	(7,865,647)	(17,510,948)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–	–	–
NET LOSS	(1,828,914)	(6,350,494)	(7,865,647)	(17,510,948)
Net loss attributable to noncontrolling interests	–	–	–	–
NET LOSS ATTRIBUTABLE TO COEPTIS THERAPEUTICS HOLDINGS, INC.	$(1,828,914)	$(6,350,494)	$(7,865,647)	$(17,510,948)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(0.05)	$(0.24)	$(0.21)	$(0.76)

Weighted average number of common shares outstanding	39,806,505	26,650,210	37,640,436	22,957,402

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	SHARES	SUBSCRIPTION	ACCUMULATED	TOTAL COEPTIS	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	RECEIVABLE	DEFICIT	EQUITY	INTERESTS	EQUITY

BALANCE AT DECEMBER 31, 2022	–	$–	19,566,839	$1,957	$70,541,095	$–	$–	$(66,089,723)	$4,453,329	$–	$4,453,329

Shares subscribed for non-employee services	–	–	1,374,197	137	2,396,677	720,000	–	–	3,116,814	–	3,116,814

Warrants issued for services	–	–	–	–	1,111,706	–	–	–	1,111,706	–	1,111,706

Stock based compensation	–	–	–	–	122,391	–	–	–	122,391	–	122,391

Net loss	–	–	–	–	–	–	–	(7,957,833)	(7,957,833)	–	(7,957,833)

BALANCE AT MARCH 31, 2023	–	$–	20,941,036	$2,094	$74,171,869	$720,000	$–	$(74,047,556)	$846,407	$–	$846,407

Shares subscribed for non-employee services	–	–	700,000	70	1,070,930	(720,000)	–	–	351,000	–	351,000

Warrants issued for services	–	–	–	–	811,500	–	–	–	811,500	–	811,500

Stock based compensation	–	–	–	–	113,301	–	–	–	113,301	–	113,301

Issuance of common stock and warrants, net of issuance costs	–	–	2,755,000	276	3,040,585	–	–	–	3,040,861	–	3,040,861

Net loss	–	–	–	–	–	–	–	(3,202,620)	(3,202,620)	–	(3,202,620)

BALANCE AT JUNE 30, 2023	–	$–	24,396,036	$2,440	$79,208,185	$–	$–	$(77,250,176)	$1,960,449	$–	$1,960,449

Shares issued for cash	–	–	500,000	50	499,950	–	–	–	500,000	–	500,000

Shares issued in exchange for subscription receivable	–	–	2,500,000	250	2,499,750	–	(2,500,000)	–	–	–	–

Shares issued for services	–	–	550,000	54	531,746	–	–	–	531,800	–	531,800

Warrants issued for services	–	–	–	–	514,819	–	–	–	514,819	–	514,819

Stock based compensation	–	–	–	–	113,301	–	–	–	113,301	–	113,301

Issuance of common stock and warrants, net of issuance costs	–	–	745,000	75	–	–	–	–	75	–	75

Shares issued for the conversion of debt	–	–	300,000	30	302,896	–	–	–	302,926	–	302,926

Shares issued in connection with asset purchase agreement	–	–	4,000,000	400	4,319,600	–	–	–	4,320,000	–	4,320,000

Net loss	–	–	–	–	–	–	–	(6,350,494)	(6,350,494)	–	(6,350,494)

BALANCE AT SEPTEMBER 30, 2023	–	$–	32,991,036	$3,299	$87,990,247	$–	$(2,500,000)	$(83,600,673)	$1,892,873	$–	$1,892,873

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

(continued)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	SHARES	SUBSCRIPTION	ACCUMULATED	TOTAL COEPTIS	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	RECEIVABLE	DEFICIT	EQUITY	INTERESTS	EQUITY

BALANCE AT DECEMBER 31, 2023	–	$–	35,331,036	$3,533	$91,666,691	$–	$(3,500,000)	$(87,356,260)	$813,964	$–	$813,964

Shares issued for non-employee services	–	–	1,096,381	110	541,640	–	–	–	541,750	–	541,750

Warrants issued for cash	–	–	–	–	500,000	–	–	–	500,000	–	500,000

Warrants issued for services	–	–	–	–	8,150	–	–	–	8,150	–	8,150

Warrants issued in exchange for note receivable	–	–	–	–	1,900,000	–	(2,000,000)	–	(100,000)	–	(100,000)

Stock based compensation	–	–	–	–	96,889	–	–	–	96,889	–	96,889

Net loss	–	–	–	–	–	–	–	(3,001,388)	(3,001,388)	–	(3,001,388)

BALANCE AT MARCH 31, 2024	–	$–	36,427,417	$3,643	$94,713,370	$–	$(5,500,000)	$(90,357,648)	$(1,140,635)	$–	$(1,140,635)

Shares issued for services	–	–	1,850,000	185	558,165	–	–	–	558,350	–	558,350

Shares issued for the conversion of debt	506	1	1,441,176	144	951,855	–	–	–	952,000	–	952,000

Preferred share offering	3,794	1	–	–	3,661,505	50,000	(2,100,000)	–	1,611,506	132,494	1,744,000

Stock based compensation	–	–	–	–	611,570	–	–	–	611,570	–	611,570

Net loss	–	–	–	–	–	–	–	(3,035,345)	(3,035,345)	–	(3,035,345)

BALANCE AT JUNE 30, 2024	4,300	$2	39,718,593	$3,972	$100,496,465	$50,000	$(7,600,000)	$(93,392,993)	$(442,554)	$132,494	$(310,060)

Shares issued for services	–	–	250,000	25	49,475	–	–	–	49,500	–	49,500

Preferred share offering	1,525	–	–	–	1,499,810	(50,000)	–	–	1,449,810	25,190	1,475,000

Relief of subscription receivable	–	–	–	–	–	–	5,500,000	–	5,500,000	–	5,500,000

Stock based compensation	–	–	–	–	96,891	–	–	–	96,891	–	96,891

Net loss	–	–	–	–	–	–	–	(1,828,914)	(1,828,914)	–	(1,828,914)

BALANCE AT SEPTEMBER 30, 2024	5,825	$2	39,968,593	$3,997	$102,142,641	$–	$(2,100,000)	$(95,221,907)	$4,824,733	$157,684	$4,982,417

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
OPERATING ACTIVITIES

Net loss	$(7,865,647)	$(17,510,948)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	750,633	750,927
Amortization of debt discount	150,000	–
Right of use asset amortization	28,018	30,238
Change in fair value of derivative liability warrants	(235,125)	(746,625)
Stock based compensation	805,347	348,993
Shares issued for non-employee services	1,149,600	3,999,614
Warrants issued for services	8,150	2,438,026
Loss on shares issued for conversion of debt	77,250	–
Shares issued in connection with asset purchase agreement	–	4,320,000

(Increase) decrease in:
Accounts receivable	–	8,075
Interest receivable	(152,104)	(833)
Prepaid assets	156,880	76,724
Right of use liability	(28,157)	(30,861)
Increase (decrease) in:
Accounts payable	(285,456)	382,983
Accrued expenses	227,868	387,961
NET CASH USED IN OPERATING ACTIVITIES	(5,212,743)	(5,545,728)

INVESTING ACTIVITIES

Increase in subscription receivable in exchange for cash	(100,000)	–
NET CASH USED IN INVESTING ACTIVITIES	(100,000)	–

FINANCING ACTIVITIES

Preferred stock offering	3,218,561	–
Proceeds from issuance of common stock and warrants, net of issuance costs	–	3,040,935
Proceeds from note payable	1,850,000	500,000
Repayment of notes payable, net of proceeds	(587,500)	(874,999)
Shares issued for cash	–	500,000
Warrants issued for cash	500,000	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,981,061	3,165,936
NET DECREASE IN CASH	(331,682)	(2,379,792)
CASH AT BEGINNING OF PERIOD	1,469,134	3,791,302
CASH AT END OF PERIOD	$1,137,453	$1,411,510

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

SUPPLEMENTAL NON-CASH DISCLOSURES

Warrants issued in exchange for subscriptions receivable	$2,000,000	$2,500,000
Preferred stock issued in exchange for subscriptions receivable	$2,100,000	$–
Shares issued for the conversion of debt	$868,750	$302,926

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2024 and 2023 (unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

General. Coeptis Therapeutics Holdings, Inc. (“Coeptis”, the “Company” or “we” or “our”) was originally incorporated in the British Virgin Islands on November 27, 2018, under the name Bull Horn Holdings Corp. On October 27, 2022, Bull Horn Holdings Corp. domesticated from the British Virgin Islands to the State of Delaware. On October 28, 2022, in connection with the closing of the Merger, we changed our corporate name from Bull Horn Holdings Corp. to Coeptis Therapeutics Holdings, Inc.

The Merger Transaction. On October 28, 2022, a wholly owned subsidiary of Bull Horn Holdings Corp., merged with and into Coeptis Therapeutics, Inc., with Coeptis Therapeutics, Inc. as the surviving corporation of the Merger. As a result of the Merger, we acquired the business of Coeptis Therapeutics, Inc., which now continues to operate as a wholly owned subsidiary.

About the Company’s Subsidiaries. We are now a holding company that currently operates through our direct and indirect wholly owned subsidiaries Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc. and Coeptis Pharmaceuticals, LLC. The Company formed two new subsidiaries, SNAP Biosciences, Inc. and GEAR Therapeutics, Inc., in June 2024 in connection with the Series A Preferred Stock offering. See Note 5, Capital Structure, for more information on the Series A Preferred Stock offering.

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2023 that was filed with the SEC on August 15, 2024.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of Coeptis Therapeutics, Inc., SNAP Biosciences, Inc., GEAR Therapeutics, Inc., Coeptis Pharmaceuticals, Inc., and Coeptis Pharmaceuticals, LLC. All material intercompany accounts, balances and transactions have been eliminated.

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

Employee and Non-Employee Share-Based Compensation – The Company applies Accounting Standards Codification (“ASC”) 718-10, Share-Based Payment, which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock option equity awards issued to employees and non-employees based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based option awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in the Company’s unaudited condensed consolidated statements of operations. The Company recognizes share-based award forfeitures as they occur.

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

Adoption of New Accounting Pronouncements – During the three months and nine months ended September 30, 2024 and 2023, there were new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s unaudited condensed consolidated financial statements.

Reclassifications – Certain reclassifications were made to the prior condensed consolidated financial statements to conform to the current period presentation. There was no change to the previously reported net loss

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP in the United States of America, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of September 30, 2024, the Company had an accumulated deficit of $95,221,907, and for the nine months ended September 30, 2024, the Company had a net loss of $7,865,647. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

In September of 2021, the Company executed a license termination agreement with Purple to cease all efforts for sales and promotion of the Product in the United States and Puerto Rico. The termination included (i) issuance of $1,500,000 of convertible debt due in February 2023 to satisfy amounts owed for the license, (ii) the issuance of warrants (See Note 5, Capital Structure) and (iii) transfer of inventory ownership back to Purple. In conjunction with this termination, the Company also terminated its marketing agreement with a third party for the Product’s sales and promotion. On July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule, extending the maturity date to March 31, 2024. On June 19, 2024, the Company and Purple executed another amendment to extend the maturity date to August 31, 2024. The outstanding principal balance due under the convertible note at September 30, 2024 and December 31, 2023 was $218,750 and $625,000, respectively. The note is in default as of September 30, 2024.

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

The Company made certain judgements as the basis in determining the accounting treatment of these options. The CD38 Assets represent a platform technology and a diagnostic tool which have multiple applications and uses. Both projects are intended to be used in more than one therapy or diagnostic option. For example, GEAR-NK is a technology which allows for the gene editing of human natural killer cells, so that these cells can no longer bind and be destroyed by targeted monoclonal antibody treatments. The GEAR-NK technology can be modified to work concomitantly with many different monoclonal antibody treatments in which there are currently over 100 approved by the FDA. Anti- CD38 is only the first class of monoclonal antibody treatments being developed under the GEAR-NK platform. Therefore, the pursuit of FDA approval for the use of CD38 assets for at least one indication or medical device approval is at least reasonably expected. Further, as the diagnostic asset may be used as an in vitro technology, it could be classified as a medical device, and therefore toxicity studies would not be a contingency to be resolved before reasonably establishing future value assumptions. In addition, there is perceived value in the CD38 assets, based on publicly disclosed current business deals in cell therapies, the developing market for these innovative technologies, and current interest from third parties in these technologies. The Company may sell or license its right to another party, with the written consent of Vy-Gen, which cannot be unreasonably withheld. Furthermore, the Company believes that any negative results from ongoing development of a single therapy or use, would not result in abandoning the project. Given these considerations, The Company has determined that these options have alternative future use and should be recorded as assets pursuant to ASC 730-10-25-2, Research and Development.

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

NOTE 4 – DEBT

In September 2021, as part of a termination of a license agreement with Purple (see Note 3, Co-Development Options), the Company issued a convertible note in the principal amount of $1,500,000 that was payable on or before the maturity date in February 2023, bearing interest of 5% per annum and convertible in whole or in part at any time by Purple into shares of common stock of the Company. The conversion price is $5 per share of common stock, subject to certain adjustments under such terms and conditions as agreed between the parties. The Company may prepay the principal amount of the note plus accrued and unpaid interest at any time prior to the maturity date. On July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule, extending the maturity date to March 31, 2024. On June 19, 2024, the Company and Purple executed another amendment to extend the maturity date to August 31, 2024. The outstanding principal balance due under the convertible note at September 30, 2024 and December 31, 2023 was $218,750 and $625,000, respectively. The note was in default as of September 30, 2024.

In October 2022, as a result of the Merger, the Company entered into a convertible promissory note agreement with an unrelated third party in the principal amount of $350,000 with no accruing interest and was due on October 28, 2023 for legal services rendered to the Company. The noteholder may elect, in its sole discretion upon written notice to the Company, at any time prior to, as of or following the maturity date, to require that all or any portion of the principal amount not then repaid be converted, without any further action on the part of the noteholder, into shares of common stock, par value $0.0001 per share. The conversion price as set forth by the note is equal to $10.00 per share, provided that the conversion price shall be subject to a one-time adjustment on January 3, 2023, with the conversion price adjustable to a price equal to the thirty-day volume weighted average price of the stock as traded on the Nasdaq. However, the conversion price following such adjustment shall not be lower than a floor of $5.00 per share nor greater than $10.00 per share. Upon full conversion of the remaining principal amount due, the note will, for all purposes be deemed cancelled and all obligations shall be deemed paid in full. On October 27, 2023, a $200,000 payment was made, and on December 15, 2023, another $50,000 payment was made. On June 25, 2024, the Company and the unrelated third party signed an amendment to the note that extended the maturity date to July 31, 2024. The outstanding balance due under the convertible note at September 30, 2024 and December 31, 2023 was $100,000. The note was in default as of September 30, 2024.

In December 2023, the Company entered into an unsecured convertible promissory note with an unrelated party in the principal amount of $150,000 together with interest at 5% and a maturity date of June 30, 2024. On April 24, 2024, the Company converted the note into shares of common stock, which satisfied the note in full.

On January 3, 2024, the Company entered into an unsecured note agreement with an unrelated third party in the principal amount of $1,500,000, which was issued with a 10% original issue discount. The original principal amount, together with interest of 8%, was payable by the Company on March 15, 2024, and was extended to July 31, 2024. The note had an outstanding principal balance of $1,235,178 with $150,000 of the debt discount fully amortized to interest expense as of September 30, 2024. The note was in default as of September 30, 2024. On November 1, 2024, the Company entered into an agreement with the same unrelated third party that completely terminates and replaces this note agreement. See Note 13, Subsequent Events, for further details.

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

Loans under the CARES Act -- On July 8, 2020, the Company received a loan of $150,000 from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly in the amount of $731. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. Installment payments have been deferred by the SBA until January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of September 30, 2024 and December 31, 2023.

Maturities of notes payable are as follows for the years ended December 31,

2024	$1,553,929
2025	–
2026	–
2027	1,687
2028	3,266
Thereafter	145,047
Total notes payable	$1,703,929

NOTE 5 – DERIVATIVE LIABILITY WARRANTS

At September 30, 2024 and December 31, 2023, there were (i) 7,500,000 public warrants (the “Public Warrants”) outstanding that were issued as part of Bull Horn’s November 2020 initial public offering, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share, (ii) 3,750,000 private warrants (the “Private Placement Warrants”) outstanding that were issued to our sponsor Bull Horn Holdings Sponsor LC and the underwriters in Bull Horn’s initial public offering in November 2020, which warrants are exercisable in the aggregate to acquire 3,750,000 shares of our common stock at an exercise price of $11.50 per share, The Private Placement Warrants became exercisable on the consummation of our Business Combination in October 2022. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock. With respect to the shares of common stock issuable upon the exercise of the Public Warrants, the class A warrants and the class B warrants during any period when the Company shall have failed to maintain an effective registration statement related to the issuance of such shares underlying the applicable warrants, the holder of any applicable warrants may exercise its warrant on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The Company accounts for its Public Warrants and Private Placement Warrants as liabilities as set forth in ASC 815-40-15-7D and 7F. See below for details about the methodology and valuation of the Warrants.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024	December 31, 2023
Warrant Liability – Public Warrants	1	$112,500	$232,500
Warrant Liability – Private Placement Warrants	3	209,625	324,750
Total		$322,125	$557,250

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying unaudited condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2024	December 31, 2023
Risk-free interest rate	3.51%	3.84%
Expected volatility	153.20%	82.12%
Exercise price	$11.50	$11.50
Stock price	$0.18	$0.78

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2023	$324,750	$232,500	$557,250
Change in valuation inputs	6,375	(41,250)	(34,875)
Fair value as of March 31, 2024	$331,125	$191,250	$522,375
Change in valuation inputs	115,500	33,750	149,250
Fair value as of June 30, 2024	$446,625	$225,000	$671,625
Change in valuation inputs	(237,000)	(112,500)	(349,500)
Fair value as of September 30, 2024	$209,625	$112,500	$322,125

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2024 and December 31, 2023.

NOTE 6 – CAPITAL STRUCTURE

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

Common Stock - As of September 30, 2024, the Company had 39,968,593 shares of its common stock issued and outstanding, and on December 31, 2023, the Company had 35,331,036 shares of its common stock issued and outstanding.

During the three and nine months ended September 30, 2024 and 2023, there were no capital distributions.

On June 16, 2023, the Company completed a public offering issuing 2,150,000 shares of our common stock, 1,350,000 pre-funded warrants, 3,062,500 Series A Warrants and 3,062,500 Series B Warrants, for net proceeds of approximately $3.0 million, after offering costs. The pre- funded warrants are immediately exercisable, at a price of $0.0001 per share, with no expiration date. As of September 30, 2024, all of the pre- funded warrants had been exercised for a total of 3,500,000 shares of common stock issued as a result of the public offering. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. Each Series Warrant to purchase one share of common stock has an exercise price of $1.65 per share, and is initially exercisable commencing six months from the date of the offering. The Series Warrants are exercisable for a term of five years following the initial exercise date.

On October 26, 2023, the Company completed a private placement of 777,000 shares of our common stock, pre-funded warrants exercisable to acquire up to 1,223,000 shares of our common stock, Series A Warrants exercisable to acquire up to 2,000,000 shares of our common stock and Series B Warrants exercisable to acquire up to 2,000,000 shares of our common stock, for net proceeds of approximately $1.8 million, after offering costs. The pre-funded warrants are immediately exercisable, at a price of $0.001 per share, with no expiration date. In December 2023, all pre-funded warrants were exercised. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. The Series A Warrants and Series B Warrants are exercisable on or after the earlier of (i) the date on which the Company’s stockholders approve the issuance of the shares issuable upon exercise of the Series Warrants or (ii) April 26, 2024 at an exercise price of $1.36 per share. The Series A Warrants have a term of exercise equal to eighteen (18) months and the Series B Warrants have a term of exercise equal to five and one-half (5.5) years. This private placement was conducted with the same underwriter as the June public offering, and as a result, each Series Warrant issued in connection with the June offering was repriced from an exercise price of $1.65 per share to $1.36 per share. In connection with the private placement the Company also issued to the exclusive placement agent warrants exercisable to acquire up to 120,000 shares of our common stock at an exercise price of $1.40 per share, warrant holders 22, 23, and 24.

On December 28, 2023, the Company granted pre-funded warrants exercisable to acquire up to 1,200,000 shares of our common stock for net proceeds of $1,200,000. The pre-funded common stock purchase warrants can be exercised at a price of $0.0001 per share, with no expiration date. During the first quarter of 2024, the Company and the third-party borrower agreed to amend the note as a result of the decline in the publicly traded common stock price. The amount of pre-funded warrants exercisable to acquire up to 1,200,000 shares of common stock was amended to 2,000,000 shares of common stock, and the total principal balance of the note agreement was increased from $1,000,000 to $1,100,000. The aggregate exercise price of this Warrant was partially pre-funded in connection with $100,000 and a $1,100,000 subscription receivable at a 6% per annum interest rate due on November 29, 2024. On August 12, 2024, the third-party assigned shares of common stock in a privately held company for the equivalent amount of principal and accrued interest owed as of June 30, 2024, which satisfied the subscription receivable in full. See Note 7, Investments, for additional information.

On February 8, 2024, the Company granted pre-funded warrants exercisable to acquire up to 4,000,000 shares of our common stock for net proceeds of $2,400,000. The pre-funded common stock purchase warrants can be exercised at a price of $0.0001 per share, with no expiration date. The aggregate exercise price of this Warrant was partially pre-funded in connection with $500,000 and a $1,900,000 subscription receivable at a 6% per annum interest rate due on December 31, 2024. On August 12, 2024, the third-party assigned shares of common stock in a privately held company for the equivalent amount of principal and accrued interest owed as of June 30, 2024, which satisfied the subscription receivable in full. See Note 7, Investments, for additional information.

Treasury Stock – There was no treasury stock at September 30, 2024 and December 31, 2023.

Preferred Stock – As of September 30, 2024, the Company had 5,825 shares of preferred stock issued and outstanding.

On June 13, 2024, the Company performed an initial closing and raised $4.3 million in a sale to accredited investors (collectively, the “Series A Investors”) of 4,300 shares of the Company’s series A preferred stock (the “Series A Preferred Stock”), at a purchase price of $1,000 per share, in a financing led by CJC Investment Trust, an entity controlled by board member Christopher Calise, in a combination of cash and short- term collateralized promissory notes. The Series A Investors also received non-voting equity ownership interest in the Company’s two newly formed subsidiaries, SNAP Biosciences Inc. and GEAR Therapeutics Inc.

On July 31, 2024, the Company performed a second closing as part of its series A preferred stock offering and raised $1.3 million, at a purchase price of $1,000 per share.

On September 4, 2024, the Company performed a third closing as part of its series A preferred stock offering and raised $225,000, at a purchase price of $1,000 per share. The Series A Investors currently have an aggregate 8.74% non-voting equity ownership interest in the Company’s two newly formed subsidiaries, SNAP Biosciences Inc. and GEAR Therapeutics Inc. The Company anticipates holding the final closing in or around the month of November 2024.

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

Dividends. The holders of Series A Preferred Stock will be entitled to dividends equal, on an as-if-converted to shares of the Company’s common stock basis (in each case after applying the beneficial ownership and, if applicable, the primary market limitations described below), to and in the same form as dividends actually paid on shares of the Company’s common stock when, as, and if such dividends are declared on shares of the Company’s common stock.

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

Stock Based Compensation –

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2023	1,757,500	$2.01	7.97	$–
Granted	2,400,000	0.31	10.00	–
Forfeited	(100,000)	10.00	–	–
Exercised	–	–	–	–
Outstanding at September 30, 2024	4,057,500	$0.81	8.89	$–

For the three months ended September 30, 2024 and 2023, the Company recorded $96,888 and $113,301, respectively, for stock-based compensation expense related to stock options. For the nine months ended September 30, 2024 and 2023, the Company recorded $805,347 and $348,993, respectively, for stock-based compensation expense related to stock options. As of September 30, 2024, unamortized stock-based compensation for stock options was $932,836 to be recognized through December 31, 2027.

The options granted during the nine months ended September 30, 2024 and 2023 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

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

All common stock warrants outstanding, are listed in the table below:

					Outstanding at
Reference	Date Issued	Exercise Price	Expiration		September 30, 2024	December 31, 2023
Warrant Holder 1	5/28/2021	$2.97	5/13/2026		167,592	167,592
Warrant Holder 1	5/28/2021	$5.94	5/13/2026		168,434	168,434
Warrant Holder 1	5/28/2021	$14.84	5/13/2026		168,434	168,434
Warrant Holder 2	7/30/2021	$2.97	7/30/2026		8,422	8,422
Warrant Holder 2	7/30/2021	$14.84	6/1/2026		25,265	25,265
Kitov/Purple Biotech	9/23/2021	$14.84	9/21/2024		–	101,061
Warrant Holder 5	12/20/2021	$2.97	12/20/2026		58,952	58,952
Warrant Holder 5	1/28/2022	$4.45	1/31/2024		–	67,374
Warrant Holder 6	1/28/2022	$4.45	1/31/2024		–	84,217
Warrant Holder 7	1/28/2022	$4.45	1/31/2024		–	134,747
Warrant Holder 11	1/28/2022	$2.97	1/31/2024		–	50,530
Warrant Holder 11	1/28/2022	$5.94	1/31/2024		–	50,530
Warrant Holder 11	4/14/2022	$4.45	1/31/2024		–	57,268
Warrant Holder 18	3/30/2022	$8.91	3/30/2025		84,217	84,217
Warrant Holder 20	1/3/2023	$2.50	1/2/2027		100,000	100,000
Warrant Holder 21	1/20/2023	$1.90	1/19/2027		250,000	250,000
Series A & B Warrants	6/16/2023	$1.36	12/16/2028		6,125,000	6,125,000
Series A Warrants	10/23/2023	$1.36	4/26/2025		2,000,000	2,000,000
Series B Warrants	10/23/2023	$1.36	4/26/2029		2,000,000	2,000,000
Warrant Holder 22	6/16/2023	$1.25	12/16/2028		126,000	126,000
Warrant Holder 22	10/23/2023	$1.40	4/26/2029		66,000	66,000
Warrant Holder 23	6/16/2023	$1.25	12/16/2028		84,000	84,000
Warrant Holder 23	10/23/2023	$1.40	4/26/2029		48,000	48,000
Warrant Holder 24	10/23/2023	$1.40	4/26/2029		6,000	6,000
Pre-Funded Warrants 2	12/28/2023	$0.0001	–	*	2,000,000	1,200,000
Pre-Funded Warrants 3	2/8/2024	$0.0001	–	*	4,000,000	–
Total Warrants outstanding					17,486,316	13,232,043

*Pre-funded warrants, do not expire.

Subscription receivable - In September 2023, the Company agreed to issue 500,000 shares of common stock to the borrower for a principal sum amount of $500,000. On August 12, 2024, the Company was transferred and assigned $522,667, sum of principal and accrued interest owed as of June 30, 2024, of stock in another company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $522,667 is recorded as an investment at September 30, 2024.

In September 2023, the Company agreed to issue 2,000,000 shares of common stock to the borrower for a principal sum amount of $2,000,000. On August 12, 2024, the Company was transferred and assigned $2,090,667, sum of principal and accrued interest owed as of June 30, 2024, of stock in another company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $2,090,667 is recorded as an investment at September 30, 2024.

In December 2023, the Company agreed to grant pre-funded warrants exercisable to acquire up to 1,200,000 shares of common stock to the borrower for a principal sum amount of $1,000,000. During the first quarter of 2024, the Company and the third-party borrower agreed to amend the note as a result of the decline in the publicly traded common stock price. The amount of pre-funded warrants exercisable to acquire up to 1,200,000 shares of common stock was amended to 2,000,000 shares of common stock, and the total principal balance of the note agreement was increased from $1,000,000 to $1,100,000. On August 12, 2024, the Company was transferred and assigned $1,132,869, sum of principal and accrued interest owed as of June 30, 2024, of stock in another company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $1,132,869 is recorded as an investment at September 30, 2024.

In February 2024, the Company agreed to grant pre-funded warrants exercisable to acquire up to 4,000,000 shares of common stock to the borrower for a principal sum amount of $1,900,000. On August 12, 2024, the Company was transferred and assigned $1,944,879, sum of principal and accrued interest owed as of June 30, 2024, of stock in another company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $1,944,879 is recorded as an investment at September 30, 2024.

In June 2024, in connection with the Company’s series A preferred stock offering, the Company closed on subscription agreements totaling $2,100,000 due to the Company on February 28, 2025.

NOTE 7 – NON-CONTROLLING INTEREST

As a result of the series A preferred stock offering discussed in Note 5, Capital Structure, the Company has consolidated the two newly formed subsidiaries, SNAP Biosciences, Inc. and GEAR Therapeutics, Inc., because we have a controlling interest in both. Therefore, the entities’ financial statements are consolidated in our unaudited condensed consolidated financial statements and the entities’ other equity is recorded as a non- controlling interest. As part of the initial closings, the Series A Investors received in the aggregate a 8.74% non-voting equity ownership in both of the newly formed subsidiaries. The Company contributed the co-development options to GEAR Therapeutics Inc. and recorded $157,684 of non-controlling interest at September 30, 2024. The remainder was recorded as additional paid in capital. No assets have been contributed to SNAP Biosciences Inc. as of September 30, 2024.

NOTE 8 – INVESTMENTS

On August 12, 2024, the Company satisfied $5.7 million of subscription receivables in the form of shares of common stock in two privately held companies. The shares of common stock are carried as investments on the Company’s unaudited condensed consolidated balance sheets at its initial cost basis of $1.00 per share. As the investments are in privately held companies, the Company will assess the investments for impairment on an annual basis.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases – The Company leases office space under an operating lease that commenced December 1, 2017 through November 30, 2019 and a first lease extension commencing December 1, 2019 through May 31, 2020. The second lease extension extended the lease for twenty-four months, beginning on June 1, 2020 and ended on May 31, 2022. The third lease extension extended the lease for twenty-four months, beginning on June 1, 2022 and ended on May 31, 2024. The fourth lease extension, signed on January 30, 2024, extends the lease for twenty-four months, beginning June 1, 2024 and ending on May 31, 2026. The monthly rent is $3,805 for the first year of the extension and increasing to $3,860 for the second year of the extension.

The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the three and nine months ended September 30, 2024, rents paid totaled $11,415 and $33,970, respectively. During the three and nine months ended September 30, 2023, rents paid totaled $11,250 and $33,750, respectively.

Future minimum rental payments required under the lease are as follows:

2024	$11,415
2025	46,046
2026	19,301
Total minimum lease payments:	76,762
Less amount representing interest	(5,693)
Present value of minimum lease payments:	$71,069

As of September 30, 2024, the Company had recorded a right of use asset of $69,554, and current and non-current lease liabilities of $9,890 and $61,179, respectively.

Legal Matters – The Company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the Company’s unaudited condensed consolidated financial statements.

CAR T License – On August 31, 2022, the Company entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. The Company paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology. Under the terms of the agreement, the Company has been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T-cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, the Company paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement) and royalties equal to 3.5% of net sales. On January 25, 2023, the Company entered into a corporate research agreement with the University of Pittsburgh for the pre- clinical development of SNAP-CAR T-cells targeting HER2. The Company agreed to pay $716,714 for performance-based milestones over a two-year term, of which $179,179 has been paid as of September 30, 2024.

In September 2023, the Company expanded its exclusive license agreement with the University of Pittsburgh to include SNAP-CAR technology platform in natural killer (NK) cells. The Company paid $2,000 to amend the agreement.

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

As consideration for the transactions described above, the Company paid Deverra approximately $570,000 in cash, issued to Deverra 4,000,000 shares of the Company’s common stock and assumed certain liabilities related to the ongoing clinical trials. Total consideration paid was $4,937,609, which was fully expensed in accordance with ASC 730, and is reflected within research and development in the accompanying consolidated statements of operations for the year ended December 31, 2023. In addition, in accordance with the terms of the Sublicense Agreement, the Company agreed to pay FHCRC certain specified contingent running royalty payments and milestone payments under the FHCRC Agreement, in each case to the extent such payments are triggered by the Company’s development activities.

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

NOTE 10 - 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the three and nine month periods ended September 30, 2024 and 2023, no employer contributions were made.

NOTE 11 – INCOME TAXES

For the three and nine months ended September 30, 2024 and 2023, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

NOTE 12 – NOTE RECEIVABLE

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

In the event that a certain business transaction between the Lender and Borrower as contemplated by that certain binding term sheet dated April 13, 2023, and referenced in Note 8, Commitments and Contingencies, is consummated prior to the maturity date, the full amounts due under this note shall be applied against the cash portion of any closing payment due from the Lender in connection with such transaction and any excess amounts under this note shall be treated as additional purchase price in connection with the transaction.

As of September 30, 2023, and in relation to the Deverra asset purchase referenced in Note 8, Commitments and Contingencies, $567,609 of principal and $2,892 of interest were applied against the cash portion of the closing payment with the Company in connection with such transaction. The note is considered paid in full.

NOTE 13 – RELATED PARTY TRANSACTION

In September 2023, the Company entered into a transaction with AG Bio Life Capital I LP (“AG”), a Delaware limited partnership, where an employee of the Company is the general partner. The Company agreed to issue 600,000 shares of common stock of the Company (“AG Shares”) to AG, in exchange for $600,000, consisting of $100,000 payable in cash and the balance payable under a promissory note (“AG Note”). The principal amount including all interest under the AG Note is due and payable by AG no later than August 30, 2024 (the “AG Maturity Date”). The outstanding unpaid principal balance of the AG Note bears interest commencing as of the Company’s next registration statement at the rate of six (6%) percent per annum, which interest rate will increase to eighteen (18%) percent per annum in the event an event of default occurs under the AG Note, computed on the basis of the actual number of days elapsed and a year of 365 days. AG has the option of repaying the obligations under the AG Note in advance of the AG Maturity Date, in whole or in part, at any time upon at least thirty (30) days prior written notice delivered to the Company. AG has certain obligations to contribute the proceeds of the sale of its AG Shares to the Company, in the event that any AG Shares are sold prior to the AG Maturity Date. On August 12, 2024, AG transferred and assigned $522,667 to the Company, the sum of principal and accrued interest owed as of June 30, 2024, of stock in another company. As a result of this assignment agreement, the AG Note is considered paid in full, and $522,667 is recorded as an investment at September 30, 2024.

NOTE 14 – SUBSEQUENT EVENTS

Management has performed a review of all events and transactions occurring after September 30, 2024 for items that would require adjustment to or disclosure in the accompanying unaudited condensed consolidated financial statements, noting no such items or transactions other than the following.

On November 1, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $20.0 million of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. The Company also entered into a Registration Rights Agreement with Yorkville pursuant to which it will register the resale of shares of common stock issued to Yorkville pursuant to the SEPA. Sales of the shares of common stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the SEPA, except in connection with notices that may be submitted by Yorkville in certain circumstances as described below.

Each advance (each, an “Advance”) the Company requests in writing to Yorkville under the SEPA (notice of such request, an “Advance Notice”) may be for a number of shares of common stock up to such amount as is equal to 100% of the average daily volume traded of the common stock during the five trading days immediately prior to the date the Company requests each Advance. The shares of common stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to 95% of the lowest daily VWAP of the shares of common stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Yorkville. “VWAP” is defined as the daily volume weighted average price of the shares of Common Stock for such trading day on the Nasdaq Stock Market (“Nasdaq”) during regular trading hours as reported by Bloomberg L.P.

The SEPA will automatically terminate on the earliest to occur of (i) December 1, 2027, provided that the Yorkville Note (described below) has been fully repaid or (ii) the date on which the Company shall have made full payment of Advances pursuant to the SEPA. The Company has the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to Yorkville pursuant to the Yorkville Note (described below). The Company and Yorkville may also agree to terminate the SEPA by mutual written consent.

Any purchase under an Advance would be subject to certain limitations, including that Yorkville shall not purchase or acquire any shares that would result in it and its affiliates beneficially owning more than 4.99% of the then outstanding voting power or number of shares of common stock or any shares that, aggregated with shares issued under all other earlier Advances, would exceed 19.99% of all shares of common stock outstanding on the date of the SEPA (the “Exchange Cap”), unless the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules.

In connection with the execution of the SEPA, the Company agreed to pay a commitment fee of $200,000 to Yorkville, payable as follows: (i) $80,000 payable when the SEPA was entered into, in the form of the issuance of 400,000 shares of common stock, representing $80,000 divided by the closing price as of the trading day immediately prior to the date of the SEPA, and (ii) $120,000 payable in cash or by way of an Advance on the on the date upon which the Company has first received Advances in the aggregate amount of $5,000,000.

Additionally, Yorkville agreed to advance to the Company, in exchange for a convertible promissory note (the “Yorkville Note”), an aggregate principal amount of $1,304,758. Interest shall accrue on the outstanding balance of the Yorkville Note at an annual rate equal to 8%, subject to an increase to 18% upon an event of default as described in the Yorkville Note. The maturity date of the Yorkville Note is November 1, 2025. Yorkville may convert the Yorkville Note into shares of common stock at any time at a conversion price equal to the lower of (i) $1.00 (the “Fixed Price”) or (ii) a price per share equal to 95% of the lowest daily VWAP during the 5 consecutive trading days immediately prior to the conversion date of the Yorkville Note (the “Variable Price”), but which Variable Price shall not be lower than a floor price of $0.04 (the “Floor Price”). This Yorkville Note terminates and replaces the previous note agreement dated January 3, 2024 and discussed above in Note 4, Debt.

At any time while the SEPA is in place that there is a balance outstanding under the Yorkville Note, Yorkville may deliver to the Company a notice (an “Investor Notice”) to the Company to cause an Advance Notice to be deemed delivered to Yorkville and the issuance and sale of shares of Common Stock to Yorkville pursuant to an Advance. Yorkville may select the amount of the Advance in an amount not to exceed the balance owed under the Yorkville Note outstanding on the date of delivery of such Investor Notice. The shares will be issued and sold to Yorkville pursuant to an Investor Notice at a per share price equal to the conversion price that would be applicable to the amount of the Advance selected by Yorkville if such amount were to be converted as of the date of delivery of the Investor Notice. Yorkville will pay the purchase price for such shares to be issued pursuant to the Investor Notice by offsetting the amount of the purchase price to be paid by Yorkville against an amount outstanding under the Yorkville Note.

Additionally, the Company, at its option, shall have the right, but not the obligation, to redeem early a portion or all amounts outstanding under the Promissory Notes at a redemption amount equal to the outstanding principal balance being repaid or redeemed, plus a 5% prepayment premium, plus all accrued and unpaid interest; provided that (i) the Company provides Yorkville with no less than ten trading days’ prior written notice thereof and (ii) on the date such notice is issued, the VWAP of the common stock is less than the Fixed Price.

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

When we use words like “we,” “us”, “our,” the “Company” and words of the like, unless otherwise indicated, we are referring to the operations of us and our wholly-owned subsidiaries Coeptis Therapeutics, Inc. and Coeptis Pharmaceuticals, Inc., SNAP Biosciences, Inc. and GEAR Therapeutics, Inc. (“Coeptis”).

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023, included in Part I, Item 1 of this Form 10-Q.

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

Comparison of the three months ended September 30, 2024 and September 30, 2023

Revenues. Revenues, which were $0 and $0 during the three months ended September 30, 2024 and 2023 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses decreased from $7,901,220 in the three months ended September 30, 2023 to $2,141,789 in the three months ended September 30, 2024. The decrease is mainly due to lower professional services expense related to equity transactions.

General and Administrative Expenses. For the three months ended September 30, 2024 and 2023, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $19,800 for the three months ended September 30, 2023 and was $50,926 for the three months ended September 30, 2024. Interest was related to notes payable, which are discussed in detail in the notes to the unaudited condensed consolidated financial statements, incorporated by reference herein.

Comparison of the nine months ended September 30, 2024 and September 30, 2023

Revenues. Revenues, which were $0 and $0 during the nine months ended September 30, 2024 and 2023 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Overview. Operating expenses decreased from $18,125,156 in the nine months ended September 30, 2023 to $7,892,274 in the nine months ended September 30, 2024. The decrease is mainly due to lower professional services expense related to equity transactions.

General and Administrative Expenses. For the nine months ended September 30, 2024 and 2023, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $93,853 for the nine months ended September 30, 2023 and was $317,487 for the nine months ended September 30, 2024. Interest was related to notes payable, which are discussed in detail in the notes to the unaudited condensed consolidated financial statements, incorporated by reference herein.

Financial Resources and Liquidity. The Company had limited financial resources during the year ended December 31, 2023 with cash and cash equivalents of $1,469,134. For the nine months ended September 30, 2024, cash and cash equivalents decreased to $1,137,453, primarily as a result of cash paid for general corporate purposes. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. David Mehalick, our President and Chief Executive Officer, Colleen Delaney, our Chief Scientific and Medical Officer, and Daniel A. Yerace, our Vice President of Operations, all agreed to waive their rights to a 2023 guaranteed bonus payment under their respective employment agreements to further maintain our ability to fund operations. During 2024, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were operating effectively.

Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2023. For example, the Company lacked adequate segregation of duties which led to situations where individuals had access to both initiate and approve transactions with no additional formal review process. This material weakness was self-diagnosed, and was not issued by our independent auditors, Turner, Stone & Company, LLP. Management believes that as a result of actions taken by the Company, our internal controls over financial reporting are operating effectively as of September 30, 2024.

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

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

COEPTIS THERAPEUTICS HOLDINGS, INC.
Registrant

Date: November 13, 2024	By:	/s/ David Mehalick
David Mehalick Chief Executive Officer, Principal Executive Officer

Date: November 13, 2024	By:	/s/ Brian Cogley
Brian Cogley Chief Financial Officer, Principal Financial and Accounting Officer

