Form 10-K
period 2024-12-31
Coeptis Therapeutics Holdings, Inc.
filed 2025-03-28
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

105 Bradford Rd, Suite 420

Wexford, Pennsylvania 15090

(Address of Principal Executive Offices) (Zip Code)

(Registrant’s Telephone Number, Including Area Code): (724) 934-6467

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.0001 per share	COEP	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one-half of one share of Common Stock for $230.00 per whole share	COEPW	Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of $5.78 reported on the Nasdaq Capital Market was: $8,455,735.40.

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 3,364,939 shares of $0.0001 par value common stock outstanding as of March 26, 2025.

Coeptis Therapeutics Holdings, Inc.

Annual Report on Form 10-K for the Year Ended December 31, 2024

i

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

This report includes our audited consolidated financial statements as of and for the year ended December 31, 2024. This report also includes our audited consolidated financial statements as of and for the year ended December 31, 2023.

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

About the Company’s Subsidiaries. We are now a holding company that currently operates through our direct and indirect subsidiaries SNAP Biosciences, Inc. and GEAR Therapeutics, Inc., which are majority owned, and Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc. and Coeptis Pharmaceuticals, LLC, which are wholly owned.

Our current business model is designed around furthering the development of our current product portfolio. Our biopharmaceutical division is continually exploring partnership opportunities with companies that have novel therapies in various stages of development or companies with technologies that improve the way that drugs are delivered to patients. We seek the best strategic relationships, which relationships could include in-license agreements, out-license agreements, co-development arrangements and other strategic partnerships in new and exciting therapeutic areas such as oncology, respiratory viral infections, and autoimmune diseases.

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

Until December 2024 we operated under a Shared Services Agreement (“SSA”) with Deverra, which provided Coeptis and Deverra to share resources and collaborate on the development of Coeptis’ GEAR and SNAP-CAR platforms. The Company is continuing its development focus on both GEAR and SNAP-CAR, and will be considering prospective strategic partners for such development.

CD38 Therapeutic and Diagnostic; Vy-Gen Bio, Inc.

In May 2021, we entered into two exclusive option agreements (the “CD38 Agreements”) relating to separate technologies (described below) designed to improve the treatment of CD38-related cancers (e.g., multiple myeloma, chronic lymphocytic leukemia, and acute myeloid leukemia) with Vy-Gen-Bio, Inc. (“Vy-Gen”), a majority-owned subsidiary of Vycellix, Inc., a Tampa, Florida-based private, immune-centric discovery life science company focused on the development of transformational platform technologies to enhance and optimize next-generation cell and gene-based therapies, including T-cell and Natural Killer (NK) cell-based cancer therapies. In August 2021, we exercised those two options and acquired a 50% ownership interest in such technologies. In December 2021, we completed our purchase of the 50% ownership interest in the CD38-Diagnostic, and subsequently in December 2022 we completed our purchase of the 50% ownership interest for the CD38-GEAR-NK product candidate.

The CD38 Agreements relate to two separate Vy-Gen drug product candidates, as follows:

–	CD38-GEAR-NK. This Vy-Gen drug product candidate is designed to protect CD38+ NK cells from destruction by anti-CD38 monoclonal antibodies, or mAbs. CD38-GEAR-NK is an autologous, NK cell-based therapeutic that is derived from a patient’s own cells and gene-edited to enable combination therapy with anti-CD38 mAbs. We believe CD38-GEAR-NK possesses the potential to minimize the risks and side effects from CD38-positive NK cell fratricide. While third party license or collaboration agreements are not required in order for Vy-Gen to develop the product to commercial use, potential strategic relationships will be considered on an ongoing basis as a potential strategy. No licenses or collaborations are currently being actively pursued.

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

GEAR-NK Product Plan Overview. GEAR-NK is an autologous, gene-edited, natural killer cell-based therapeutic development platform that allows for modified NK cells to be co-administered with targeted mAbs, which, in the absence of the GEAR-NK, would otherwise be neutralized by mAb therapy. GEAR-NK is a pre-clinical in vitro proof-of-concept product with in vivo evaluations planned for 2025. Vy-Gen is actively engaged in the research and development of GEAR-NK, and through the joint steering committee, we are assessing market opportunities, intellectual property protection and potential regulatory strategy. No human clinical trials have been conducted for GEAR-NK but are planned for 2027 or later.

–	CD38-Diagnostic. This Vy-Gen drug product candidate is an in vitro diagnostic tool to analyze if cancer patients might be appropriate candidates for anti-CD38 mAb therapy. CD38-Diagnostic is an in vitro screening tool that is intended to provide the ability to pre-determine which cancer patients are most likely to benefit from targeted anti-CD38 mAb therapies, either as monotherapy or in combination with CD38-GEAR-NK. Our management believes that CD38-Diagnostic also has the potential to develop as a platform technology beyond CD38, including to identify patients likely to benefit for broad range of mAb therapies across myriad indications. CD38-Diagnostic is a discovery-stage product that is advancing towards pre-clinical activities. Vy-Gen is actively engaged in the research and development of CD38-Diagnostic, and through the joint steering committee, and we are assessing market opportunities, intellectual property protection and potential regulatory strategy are all areas of focus. No human clinical trials have been conducted for CD38-Diagnostic as the clinical study requirements are not yet defined.

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

The Sponsored Research Agreement: In January 2023 we entered into a sponsored research agreement (“SRA”) with the University of Pittsburgh, the focus of which is to perform pre-clinical research as it relates to our SNAP-CAR program. Our target objectives have been to: (i) test and validate CRO antibody conjugation chemistry and improve the activity of adaptors by investigating alternative chemical composition, (ii) investigate HER2 and other solid-tumor model in mice for both breast and ovarian cancers, (iii) identify and test other non-HER2 targets, (iv) further investigate multi-antigen targeting by dosing multiple adaptors simultaneously to address tumor heterogeneity/resistance in hematological and/or solid tumors and (v) expand the potential impact of SNAP-CAR by performing in vitro screening of many additional antigen-antibody combinations in hematological and/or solid tumors. The term of the SRA expires by its terms at the end of January 2025. The data generated during the term of the SRA will be instrumental in determining target indications, development plans, and clinical study designs.

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

Pre-clinical studies in mice have demonstrated a potential benefit that by targeting solid tumors via antibody adaptor molecules, the SNAP-CAR therapy may be able to provide a highly programmable therapeutic platform, one that we envision could deliver several potential advantages over standard CAR-T treatments, including:

–	Reduction of Potential Toxicity: The therapeutic activity of the SNAP-CAR T-cells is being developed to allow controls by way of the antibody dose, which we envision would allow clinicians to mitigate toxicity from over-activity. We also envision that the immune response against cancer may also be boosted in patients administered with additional doses of the tagged tumor-specific antibody; and

–	Reduction in Cancer Relapse: Relapse from CAR T-cell therapy often results from the loss or down-regulation of the targeted protein on the cancer. Our research and development will continue the pre-clinical development efforts to date, which focuses in part on the potential avoidance of or reduction in relapses by combining SNAP-CAR T-cells with antibodies targeting multiple antigens at once.

Market Opportunity: Due to its unique targeting and binding properties, we believe the SNAP-CAR platform could help accelerate the utilization and effectiveness of CAR T-cell therapies for the treatment of solid tumors. By way of market size, according to Polaris Market Research, the CAR T-cell therapy market size is expected to reach $20.56 billion by 2029 (from $1.96 billion in 2021), representing a compound annual growth rate (CAGR) of 31.6% during the forecast period from 2022 to 2029. However, based on the anticipated application of the licensed technology (i.e. initially focusing on solid tumor treatment) we cannot at this time project the market size of our target market until we further develop the licensed technology and settle on the initial target indications and follow-up indications. Additional research and analysis are being conducted which will aid us in the proper identification and selection of the cancer indication(s) we intend to further study. Once the optimal indication(s) are selected and the overall development strategy is fully identified, the market opportunity can be further defined.

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

Our Growth Strategy

To achieve our goals, we intend to deploy an aggressive, three-pronged, growth strategy listed below that we believe will help us maximize our success and deleverage some of the risk of finding, solely developing and funding our own products.

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

Recent Developments

November 2024 Standy Equity Purchase Agreement

As previously disclosed in a Current Report on Form 8-K filed on November 6, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) pursuant to which the Company has the right to sell Yorkville up to $20,000,000 of its shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, Yorkville has agreed to advance to the Company in the form of a convertible promissory note (the “Convertible Note”) an aggregate principal amount of up to $1,304,758 (the “Pre-Paid Advance”), which has been previously paid and replaces the $1,235,178 YA Note-1 outstanding balance. The Convertible Note bears an interest rate of 8% per annum and is convertible in whole or in part at any time by Yorkville into shares of common stock of the Company at a conversion price determined based on the lower of (i) $1.00 per common share (the “Fixed Price”), or (ii) 95% of the lowest daily volume weighted average price during the five consecutive trading days immediately preceding the conversion date (the “Variable Price”), but which Variable Price shall not be lower than the floor price of $0.80 (the “Floor Price”). The Convertible Note matures on November 1, 2025.

Risks Associated with our Business

There are a number of risks related to us and our operations. You should carefully review the risks described in “Risk Factors and Special Considerations” beginning on page 9. If any of these risks actually occurs, our business, financial condition, results of operations and prospects would likely be materially, adversely affected. In that event, the trading price of our Common Stock could be adversely impacted, and you could lose part or all of your investment. Below is a summary of some of the principal risks we face:

•	We may not be able to successfully implement our growth strategy on a timely basis or at all;
•	We may have difficulties managing our anticipated growth, or we may not grow at all;
•	We have a history of losses, we expect to incur losses in the future and we may not be able to achieve or maintain profitability;
•	We may not be able to initiate and complete preclinical studies and clinical trials for our product candidates which could adversely affect our business;
•	We may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates;
•	We may encounter difficulties in managing our growth, which could adversely affect our operations;
•	We need to obtain financing in order to continue our operations;
•	The drug development and approval process is uncertain, time-consuming and expensive;
•	Competition in the biotechnology, pharmaceutical, and technology industries may result in competing products, superior marketing of other products and lower revenues or profits for us;
•	Federal laws or regulations on drug importation could make lower cost versions of our future products available, which could adversely affect our revenues, if any;
•	The regulatory approval process is costly and lengthy, and we may not be able to successfully obtain all required regulatory approvals;
•	Healthcare reform measures could adversely affect our business;
•	Protecting and defending against intellectual property claims may have a material adverse effect on our business;
•	If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer; and
•	We may not be able to maintain our listing on the Nasdaq Capital Market; and
•	There is a substantial doubt about our ability to continue as a going concern.

Emerging Growth Company

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an emerging growth company, as defined in the JOBS Act. As an emerging growth company, we have elected to take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	Only two years of audited consolidated financial statements in addition to any required unaudited interim financial statements with correspondingly reduced Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure.
•	Reduced disclosure about our executive compensation arrangements.
•	Not having to obtain non-binding advisory votes on executive compensation or golden parachute arrangements.
•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such an earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have taken advantage of these reduced reporting burdens herein, and the information that we provide may be different than what you might get from other public companies in which you hold stock.

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

For the year ended December 31, 2024, we incurred a net loss of $10,877,412 and, as of that date, we had an accumulated deficit of $98,233,673. For the year ended December 31, 2023, we incurred a net loss of $21,266,537 and, as of that date, had an accumulated deficit of $87,356,260. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, its ability to pay its debts as they become due, and on its cash flows.

To date, we have generated only minimal product revenue. We expect that our planned product development and strategic expansion pursuits will increase losses significantly over the next five years. In order to achieve profitability, we will be required to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and experience negative cash flow from operations at least through the end of 2024. We cannot be certain that we will ever achieve profitability or that, if profitability is achieved, that it will be maintained. If our revenue grows at a slower rate than we anticipate or if our product development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected, and we may be unable to continue operations.

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

On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We currently have no existing bank lines of credit and have not established any definitive sources for additional financing. We believe that cash on hand will be sufficient to meet our short-term financial requirements through the 2nd quarter of 2025 assuming that we elect not to pursue and consummate strategic transactions prior to that time. However, we will require additional funds if we want to fully implement our business plan and growth strategy, including strategic transactions, which funds could come in the form of equity, debt (including secured debt) or a combination of the two. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or clinical programs. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects. If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.

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

On January 29, 2024, we received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth In Nasdaq Listing Rule 5550(a)(2). At that time, the Company was provided a compliance period of 180 calendar days, or until July 29, 2024, to regain compliance with the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). As previously disclosed, on July 30, 2024, Coeptis received a letter from the Listing Qualifications Staff of Nasdaq indicating that the Company did not regain compliance with the Minimum Bid Price Requirement by July 29, 2024, and it was determined that the Company was not eligible for another 180 calendar-day extension because it did not meet the minimum stockholders’ equity initial listing requirements of $5,000,000 for Nasdaq, as set forth under Nasdaq Listing Rule 5505(b). The Company appealed the decision, as previously disclosed. On September 17, 2024, the Company received a letter from Nasdaq advising the Company that the Company was granted an extension through January 15, 2025, to regain listing compliance. On January 21, 2025, the Company was notified by Nasdaq that the Company has regained compliance with the minimum bid price of $1.00, and that Nasdaq has determined to continue the listing of the Company’s securities.

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

We implemented a plan to remediate these self-diagnosed material weaknesses. With the oversight of senior management and our audit committee, we hired additional accounting personnel with technical accounting and financial reporting experience and have implemented improved process level and management review controls with respect to the completeness, accuracy, and validity of complex accounting measurements on a timely basis. We also have supplemented internal accounting resources with external advisors to assist with performing technical accounting activities.

Management took deliberate actions and implemented a plan to remediate these self-diagnosed weaknesses. Our efforts may not remediate these self-diagnosed material weaknesses in our internal control over financial reporting and may not prevent additional material weaknesses from being identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our Consolidated Financial Statements that could result in a restatement of our Consolidated Financial Statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in our equity value.

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

Cybersecurity Risk Management and Strategy

The Company recognizes the importance of cybersecurity in safeguarding its information systems and data. Our cybersecurity measures primarily rely on standard security protocols provided by Microsoft Outlook and OneDrive, which include encryption, multi-factor authentication, and access controls to protect against unauthorized access and data breaches.

Given the evolving nature of cybersecurity threats, the Company monitors its systems for potential vulnerabilities and relies on third-party security updates and patches to mitigate risks. While we believe our current measures are appropriate for our operations, we acknowledge that no security system is entirely immune from potential threats, including phishing attacks, malware, ransomware, and unauthorized access.

Governance and Oversight

The Company’s executive management is responsible for overseeing cybersecurity risks and ensuring compliance with our security practices. At this time, the Company does not have a dedicated cybersecurity team but relies on its IT service providers and Microsoft’s security framework for system protection and incident response.

Potential Risks and Impact

Despite these measures, the Company may be vulnerable to cybersecurity incidents that could disrupt operations, compromise sensitive data, or result in financial or reputational harm. Any material cybersecurity incident would be assessed and disclosed as necessary.

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

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “COEP.” The closing price of our common stock on Nasdaq on December 31, 2024 was $5.50 per share.

Holders of Common Stock

As of March 26, 2025, we had 3,364,939 shares of our common stock issued and outstanding, and there were 121 record holders of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Authorized Shares.    The initial maximum number of shares of our Common Stock that may be issued under the 2022 Equity Incentive Plan was 117,000. As approved by the Company’s shareholders in December 2023, the maximum number of shares under the Plan was increased to 367,000. As of December 31, 2024, a total of 279,625 stock options to purchase shares of common stock were granted under the Plan.

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

In December 2023, the Company sold a pre-funded warrant to AMLS Holdings, LLC that are currently exercisable to acquire up to 2,000,000 of the shares of Common Stock being registered hereunder for the benefit of such shareholder, for gross proceeds to the Company of $1,200,000 comprised of $100,000 in cash and a $1,100,000 promissory note. The promissory note accrues interest at the rate of six (6%) percent per annum (increasing to eighteen percent (18%) per annum from and after the occurrence of a default) and matures on November 29, 2024, and has provision for mandatory prepayment. In February 2024 the Company sold a pre-funded warrant to Alamo Board Marketing, LLC that are currently exercisable to acquire up to 6,000,000 of the shares being registered hereunder for the benefit of such shareholder, for gross proceeds to the Company of $2,400,000 comprised of $500,000 in cash and a $1,900,000 promissory note. The promissory note accrues interest at the rate of six (6%) percent per annum (increasing to eighteen percent (18%) per annum from and after the occurrence of a default) and matures on December 31, 2024, and has provision for mandatory prepayment. Between June 14, 2024 and February 6, 2025, the Company sold 10,000 shares of its Series A Preferred Stock for aggregate gross proceeds of $10 million. Christopher Calise, a current member of our Board of Directors, participated in the offering personally and through an entity controlled by him.

In November 2024, we issued 400,000 shares of Common Stock (“Commitment Shares”), to Yorkville as consideration for Yorkville’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA. In the SEPA, Yorkville represented to the Company among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). The Commitment Shares are being issued and sold by the Company to Yorkville in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

In November 2024, we also issued a convertible promissory note in the principal amount of $1,304,758 to Yorkville pursuant to the SEPA (the “Yorkville Promissory Note”). The Yorkville Promissory Note and the shares of Common Stock issuable upon conversion of the Yorkville Promissory Note have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

In January 2025, we also issued a convertible promissory note in the principal amount of $1,100,000 to Yorkville pursuant to the SEPA (the “Yorkville 2025 Promissory Note”). The Yorkville 2025 Promissory Note and the shares of Common Stock issuable upon conversion of the Yorkville 2025 Promissory Note have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

Options/Stock Awards. There were 82,875 stock options outstanding at December 31, 2023. The Company subsequently granted in 2024 options to purchase an aggregate of 196,750 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $9.56 per share. There were 279,625 stock options outstanding at December 31, 2024.

Preferred Stock

There were 6,520 shares of series A preferred stock outstanding at December 31, 2024. The Company Board has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the DGCL.

Warrants

The Company has warrants outstanding to purchase (i) 1,024,316 shares of our common stock at an average exercise price of approximately $19.87 per share which were assumed from Coeptis Therapeutics, Inc. as part of the Merger, and (ii) 375,000 shares of our common stock at an exercise price of $230.00 per share, which were issued prior to the Merger.

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

Cautionary Statement

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included beginning at page F-1 of this Annual Report on Form 10-K.

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

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an emerging growth company, as defined in the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	Only two years of audited consolidated financial statements in addition to any required unaudited interim financial statements with correspondingly reduced Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure.
•	Reduced disclosure about our executive compensation arrangements.
•	Not having to obtain non-binding advisory votes on executive compensation or golden parachute arrangements.
•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

About the Company’s Subsidiaries. The Company now operates through its direct and indirect subsidiaries SNAP Biosciences, Inc. and GEAR Therapeutics, Inc., which are majority owned, and Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc. and Coeptis Pharmaceuticals, LLC, which are wholly owned.

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

Overview and Outlook

We are a biopharmaceutical and technology company which owns, acquires, and develops cell therapy technologies for cancer and other diseases. Our products and technologies are intended to be commercialized in the US and other major markets throughout the world. Since our inception in 2017, we have acquired and commercialized two drug products for the US market, which were approved as 505b2 applications. These anti-hypertension products were launched into the US market during 2020 through a marketing partner. At launch, the sales and promotional efforts were significantly impeded by the limitation of the global pandemic and as such, we have since abandoned all activities and ownership pertaining to both products. We also began the development of several ANDA products which we divested in 2019 to a larger generic pharmaceutical drug manufacturer and have moved away from focusing on the commercialization of generic products. In early 2021, we entered into strategic partnerships to co-develop improved therapies for the auto-immune and oncology markets. Following the reverse merger transaction, we continue to focus on identifying and investing resources into innovative products and technologies which we believe will significantly transform our current products and therapies.

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

On October 26, 2023, the Company entered into a Shared Services Agreement (“SSA”) with Deverra, in accordance with requirements set forth in the APA. Under the terms of the SSA, Coeptis and Deverra will share resources and collaborate to further the development of Coeptis’ GEAR and SNAP-CAR platforms, as well as the purchased and licensed assets under the License Agreement and APA. The SSA expired on December 31, 2024.

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

Comparison of the years ended December 31, 2024 and December 31, 2023.

Revenues. Revenues recorded in the years ended December 31, 2024 and 2023 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next year, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses.

Overview. Operating expenses decreased from $21,491,125 in the year ended December 31, 2023 to $10,054,488 in the year ended December 31, 2024. The significant decrease in 2024 is primarily a result of less research and development expenses, given the 2023 Deverra Therapeutics transactions, legal fees, and consulting services, partially offset by higher stock based compensation expense.

General and Administrative Expenses. For the years ended December 31, 2023 and 2024, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $107,685 for the year ended December 31, 2023 and was $329,927 for the year ended December 31, 2024. Interest was related to notes payable, which are discussed in detail in the Footnotes to the consolidated financial statements, incorporated by reference herein. Management expects that in 2025 and thereafter, interest expense will be at least consistent as it may take on debt from insiders or independent third parties to fund operations either while awaiting receipt of the proceeds of equity capital financings or as a stand-alone strategy in addition to raising capital through equity capital financings.

Other Income (Expense). Total other income was $224,588 for the year ended December 31, 2023 and other expense was $822,924 for the year ended December 31, 2024. The significant decrease in 2024 was primarily related to the loss on change in fair value of derivative liability, and the loss on extinguishment of debt related to the Yorkville SEPA.

Financial Resources and Liquidity. The Company had limited financial resources during the year ended December 31, 2023 with cash of $1,469,134. For the year ended December 31, 2024, cash decreased to $532,885. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. David Mehalick, our President and Chief Executive Officer, Colleen Delaney, M.D., M.Sc., our Chief Scientific and Medical Officer, and Daniel Yerace, our Vice President of Operations, and all agreed to waive their rights to a 2023 guaranteed bonus payment under their respective employment agreements to further maintain our ability to fund operations. During 2025, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this report and are incorporated herein by reference. An index of those consolidated financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed, in connection with the Merger and the adoption of Coeptis’ historical business as that of the Company, Turner, Stone & Company, L.L.P, Coeptis Therapeutics, Inc.’s independent registered public accounting firm, became our auditors.

As previously disclosed in a Current Report on Form 8-K filed on September 30, 2024, the Company, with the approval of the Audit Committee of the Company and the approval of the Board of Directors of the Company, the Company engaged Astra Audit & Advisory, LLC (“Astra”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2024. The Company dismissed Turner, Stone & Company, LLP (“Turner”) as the Company’s independent registered public accounting firm.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the remediation efforts following the 2023 self-diagnosed material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective. In the prior year, the Company self-diagnosed two material weaknesses as of December 31, 2023. These weaknesses were not issued by our independent auditors, Turner, Stone & Company, LLP. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The Company self-identified the following material weaknesses as of December 31, 2023:

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

Over the course of the year ended December 31, 2024, the Company has worked toward remediation of these self-diagnosed material weaknesses by (i) hiring additional resources to effectively allow for segregation of duties and highly technical accounting expertise, formally documenting accounting policies, and ensuring compliance with accounting requirements and (ii) adopting processes and procedures that support a timely financial statement close, and secondary reviews.

Changes in Internal Control Over Financial Reporting

The Company worked toward remediation of the self-diagnosed material weaknesses as described above.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm, as non-accelerated filers are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

ITEM 9B.	OTHER INFORMATION

10b5-1 Plans

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K. As of December 31, 2024, the Company did not have a “Rule 10b5-1 trading arrangement” in effect with respect to its securities.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and other disposition of its securities, which has been included as an exhibit to this report and has been posted to the investors and media/corporate governance section of the Company’s corporate website (www.coeptistx.com).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our executive officers and directors and hold the positions set forth opposite their name.

Executive Officers and Directors	Age	Position
David Mehalick	56	Chairman, Chief Executive Officer and President
Daniel Yerace	42	Director and Vice President of Operations
Brian Cogley	38	Chief Financial Officer
Colleen Delaney	57	Chief Scientific and Medical Officer
Christine Sheehy	57	Vice President of Compliance and Secretary
Christopher Calise	51	Director
Tara Maria DeSilva	56	Director
Philippe Deschamps	62	Director
Christopher Cochran	55	Director
Gene Salkind	71	Director

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

Brian Cogley — Chief Financial Officer: Mr. Cogley has over 16 years of accounting and finance experience, having previously held positions of increasing authority at two “Big 4” accounting firms and served on the management teams of multiple companies in diverse industries. An accountant by training, Mr. Cogley arrives at Coeptis with a career in corporate finance and accounting during which he advised and led the financial operations for companies spanning multiple industries including life sciences, pharmaceuticals, financial services, and manufacturing. From February 2022 until joining Coeptis, Mr. Cogley was a Senior Manager, Accounting Advisory at CFGI, LLC where he served pharmaceutical and financial services clients in technical accounting implementations and execution, interim Controller roles, interim SEC Reporting Manager roles, segment reporting and carve-out engagements. From 2017-2022 Mr. Cogley held the position of Vice President of Finance & Accounting at NexTier Bank where he was a member of the Company’s senior management team and led its accounting and finance operations, including the general ledger, financial planning and analysis, internal and external financial reporting, and human resources. From 2015-2017 Mr. Cogley held the position of Global Cash Manager for Calgon Carbon Corporation, where he was responsible for all daily cash decisions across the global enterprise. From 2012-2015 Mr. Cogley was a Financial Analyst at TriState Capital Bank where he was responsible for building its Sarbanes-Oxley control environment, SEC/regulatory reporting and new system implementation, while also working on various process improvement projects. Mr. Cogley began his career at KPMG, LLP, providing audit and assurance services to a variety of clients in the financial services industry. Mr. Cogley earned a B.A. with a concentration in accounting and a Master of Business Administration with a concentration in finance from Duquesne University.

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

On March 21, 2025, Colleen Delaney submitted her resignation from her role as Chief Medical and Scientific Officer at the Company, effective March 24, 2025. Ms. Delaney, who has been employed by the Company since August 2023, is resigning to pursue another business opportunity. She will continue on a consulting basis to provide transition services to the Company for up to six months.

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

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and for years ended December 31, 2024 and 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Mehalick	2024	360,000	–	–	–	–	–	–	360,000
Chairman, CEO and President	2023	360,000	–	–	–	–	–	–	360,000

Daniel Yerace	2024	360,000	–	–	–	–	–	–	360,000
Vice President of Operations	2023	360,000	–	–	–	–	–	–	360,000

Brian Cogley	2024	200,000	–	–	–	–	–	–	200,000
Chief Financial Officer	2023	200,000	8,000	–	–	–	–	–	208,000

Colleen Delaney	2024	360,000	–	–	–	–	–	–	360,000
Chief Scientific and Medical Officer	2023	360,000	–	–	–	–	–	–	360,000

Christine Sheehy	2024	83,769	–	–	–	–	–	–	83,769
Former Chief Financial Officer	2023	150,999	–	–	–	–	–	–	150,999

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

Brian Cogley:    Mr. Cogley joined the Company in 2023. For 2024, Mr. Cogley is currently to receive, (i) an initial base salary of $200,000 per year, (ii) eligibility for annual discretionary bonus, (iii) participation in the Company’s stock incentive plan with the number of stock options to be determined and (iv) additional benefits generally available to other salaried employees of the Company. Mr. Cogley’s employment is “at will”.

Collen Delaney: Dr. Delaney joined the Company in 2023. For 2023, Dr. Delaney is currently to receive, (i) an initial base salary of $360,000 per year, (ii) an annual bonus of 20% of base salary plus eligibility for additional annual discretionary bonus, (iii) participation in the Company’s stock incentive plan with the number of stock options to be determined and (iv) additional benefits generally available to other salaried employees of the Company. Dr. Delaney’s employment is “at will”.

Outstanding Equity Awards at Fiscal Year End

The Company had unexercised options (including stock options that have not vested) to purchase an aggregate of 279,625 shares of Common Stock outstanding for executive officers, directors, and consultants as of December 31, 2024. The Company had unexercised options to purchase an aggregate of 82,850 shares of Common Stock outstanding for executive officers, directors, and consultants as of December 31, 2023.

Employee, Director and Consultant Stock Plan

General

See “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - Securities Authorized for Issuance under Equity Compensation Plans” for a full description of the Company’s 2022 Equity Incentive Plan.

Option Grants and Stock Awards (each presented on a post reverse stock split basis)

On January 27, 2023, the Company granted options to purchase an aggregate of 67,875 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $32.60 per share.

On February 1, 2023, the Company also granted a stand-alone option to a former employee to purchase up to 5,000 shares of our common stock at an exercise price of $200.00 per share. The stand-alone option expired on January 31, 2024.

On October 2, 2023, the Company granted additional options to purchase an aggregate of 15,000 shares of our common stock to two employees at an average price of $21.40 per share.

In January 2024, the Company granted options to purchase an aggregate of 76,750 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $13.00 per share.

In June 2024, the Company granted additional options to purchase an aggregate of 120,000 shares of our common stock to our CEO at an exercise price of $6.20 per share.

The following table provides certain information regarding unexercised options to purchase Common Stock, stock options that have not vested and equity-incentive plan awards outstanding as of December 31, 2024, for each named executive officer and director.

	Option Awards (1)						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Grant Date	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Mehalick	6,250	6,250	1/27/2023	35.20	1/27/2028	–	–	–	–
David Mehalick	9,374	9,376	1/27/2023	32.00	1/27/2033
David Mehalick	–	20,000	1/10/2024	12.92	1/10/2034
David Mehalick	120,000	–	6/13/2024	6.20	6/12/2034
Daniel Yerace	5,000	5,000	1/27/2023	32.00	1/27/2033	–	–	–	–
Daniel Yerace	–	10,000	1/10/2024	12.92	1/10/2034
Christine Sheehy	5,000	5,000	1/27/2023	32.00	1/27/2033	–	–	–	–
Christine Sheehy	–	2,500	1/10/2024	12.92	1/10/2034
Christopher Calise	1,500	–	1/27/2023	32.00	1/27/2033	–	–	–	–
Christopher Calise	1,750	–	1/10/2024	12.92	1/10/2034
Tara DeSilva	1,500	–	1/27/2023	32.00	1/27/2033	–	–	–	–
Tara DeSilva	1,750	–	1/10/2024	12.92	1/10/2034
Gene Salkind	1,500	–	1/27/2023	32.00	1/27/2033	–	–	–	–
Gene Salkind	1,750	–	1/10/2024	12.92	1/10/2034
Philippe Deschamps	1,500	–	1/27/2023	32.00	1/27/2033	–	–	–	–
Philippe Deschamps	1,750	–	1/10/2024	12.92	1/10/2034
Christopher Cochran	1,500	–	1/27/2023	32.00	1/27/2033
Christopher Cochran	1,750	–	1/10/2024	12.92	1/10/2034	–	–	–	–
Brian Cogley	1,250	3,750	10/02/2023	21.40	10/2/2033	–	–	–	–
Brian Cogley	–	7,500	1/10/2024	12.92	1/10/2034
Colleen Delaney	2,500	7,500	10/02/2023	21.40	10/2/2033
Colleen Delaney	–	20,000	1/10/2024	12.92	1/10/2034	–	–	–	–

(1) All options were issued (a) to Mr. Cogley and Dr. Delaney on October 2, 2023 and (b) to the officers and directors on January 27, 2023 (as applicable, the “Grant Date”).

(2) Includes (i) 12,500 incentive stock options with an exercise price of $35.20 and an expiration date of January 27, 2028 and (ii) 18,750 nonqualified stock options with an exercise price of $32.00 and an expiration date of January 27, 2033.

2024 and 2023 Director Compensation

Non-employee directors were each paid a total of $20,000 and $18,333 for service as a director during 2024 and 2023, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our Common Stock beneficially owned on March 26, 2025 for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock; (ii) all directors; (iii) all named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Shares of common stock subject to options or warrants that are exercisable as of the date of this Annual Report on Form 10-K or are exercisable within 60 days of such date are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of calculating the percentage ownership of such person but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person. Applicable percentage ownership is based on an assumed 3,839,939 shares of common stock outstanding as the date of March 26, 2025, comprised of (i) 3,364,939 issued and outstanding shares of Common Stock and (ii) 475,000 shares of Common Stock that underlie 3,800 shares of our issued and outstanding Series A Convertible Preferred Stock that are currently convertible and which vote as Common Stock on an as-converted basis (for beneficial ownership purposes no Series A Preferred Stock conversion or voting limitations have been applied).

Unless otherwise indicated and subject to applicable community property and similar laws, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name of Beneficial Ownership(1)	Shares Owned		Percentage
Executive Officers and Directors
David Mehalick	274,449	(2)	6.89%
Daniel Yerace	59,282	(3)	1.54%
Christopher Calise	364,466	(4)	9.37%
Tara DeSilva	4,675	(5)	*
Philippe Deschamps	4,675	(5)	*
Christopher Cochran	4,675	(5)	*
Gene Salkind	8,886	(6)	*
Brian Cogley	4,062	(7)	*
Christine Sheehy	56,844	(8)	1.48%
Colleen Delaney	8,125	(9)	*
Officer and Directors as a Group (10 persons)	790,139		20.18%

*	Less than 1.0%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Coeptis Therapeutics, Inc., 105 Bradford Rd, Suite 420, Wexford, PA 15090.
(2)	Includes 144,382 (rounded to the nearest share) shares of common stock that are issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 55,744 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(3)	Includes 8,751 shares of common stock that are issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 21,249 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.

(4)	Includes (i) 49,500 shares of common stock that are owned by CJC Investment Trust (a trust in which Mr. Calise is a control person), (ii) 47,106 shares of common stock that are issuable under currently exercisable warrants and (iii) 4,675 shares of common stock that are issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 4,275 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(5)	Represents 4,675 shares of common stock that are issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 4,275 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(6)	Includes (i) 4,211 shares of common stock that are held as JTWROS with Catherine Salkind, and (ii) 4,675 shares of common stock issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 4,275 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(7)	Represents 4,062 shares of common stock that are issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 17,969 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(8)	Includes 6,313 shares of common stock that are issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 7,187 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.
(9)	Represents 8,125 shares of common stock that are issuable upon exercise of options that are or will become exercisable in the next 60 days. Does not include 21,875 shares of common stock that are issuable upon exercise of options that are not currently exercisable and will not become exercisable in the next 60 days.

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

Compensation Committee Interlocks and Insider Participation

None of the Company’s officers currently serves, or has served in the past year, (i) as a member of the compensation committee or the board of directors of another entity, one of whose officers served on the Company’s compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose officers served on the Company Board.

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

The following table shows the fees paid or accrued for the audit and other services provided by Astra Audit & Advisory, LLC and Tuner, Stone & Company, LLP, our independent registered public accounting firms for the years ended December 31, 2024 and 2023, respectively.

	12-31-2024	12-31-2023
Audit fees	$159,335	$73,912
Other Service Fees	22,949	145,440
Total	$182,284	$219,352

Audit fees consist of fees billed for services rendered for the audit of our consolidated financial statements included in this Annual Report on Form 10–K, and reviews of our quarterly condensed consolidated financial statements included in the Company’s quarterly filings on Form 10-Q.

Other service fees consist of fees reasonably related to the performance of the audit or review of the Company’s consolidated financial statements that are not reported as “Audit fees”, and other miscellaneous items.

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

19.1	Insider Trading Policies and Procedures
21.1	Subsidiaries of Coeptis Therapeutics Holdings, Inc. *
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COEPTIS THERAPEUTICS HOLDINGS, INC.

Date: March 27, 2025	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2025	By:	/s/ Brian Cogley
Brian Cogley
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Mehalick	Chief Executive Officer	March 27, 2025
David Mehalick	(Principal Executive Officer) and Director

/s/ Brian Cogley	Chief Financial Officer	March 27, 2025
Brian Cogley	(Principal Financial and Accounting Officer) and Director

/s/ Daniel Yerace	Director	March 27, 2025
Daniel Yerace

/s/ Christopher Calise	Director	March 27, 2025
Christopher Calise

/s/ Christopher Cochran	Director	March 27, 2025
Christopher Cochran

/s/ Philippe Deschamps	Director	March 27, 2025
Philippe Deschamps

/s/ Tara DeSilva	Director	March 27, 2025
Tara DeSilva

/s/ Gene Salkind	Director	March 27, 2025
Gene Salkind

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Coeptis Therapeutics Holdings, Inc.

Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Coeptis Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coeptis Therapeutics Holdings, Inc (the Company) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses, negative operating cash flows, and working capital deficits. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

Tampa, Florida

March 27, 2025

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

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665

Toll Free: 877-853-4195

Web site: turnerstone.com

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

/s/ Turner, Stone & Company, LLP

We served as the Company’s auditor from 2020 to 2024

Dallas, Texas

March 25, 2024, except for Note 2 as to which the date is August 15, 2024 and for the effects of the Reverse Stock Split completed by the Company on December 31, 2024 as disclosed in Note 1 as to which the date is March 27, 2025.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

Audited

	As of
	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	$532,885	$1,469,134
Interest receivable	–	38,978
Prepaid assets, current portion	518,407	241,601
TOTAL CURRENT ASSETS	1,051,292	1,749,713

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	14,777	13,931
Furniture and fixtures, net	10,460	11,306

OTHER ASSETS
Investments	5,691,084	–
Intangible assets	541,875	–
Prepaid assets, net of current portion	–	158,333
Co-development options, net	1,554,166	2,554,166
Right of use asset, net of accumulated amortization	59,783	97,571
Total other assets	7,846,908	2,810,070
TOTAL ASSETS	$8,908,660	$4,571,089

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,269,763	$1,419,699
Accrued expenses	736,884	555,950
Notes payable, current portion, in default	100,000	100,000
Convertible notes payable, net of debt discount of $435,635	1,087,873	875,000
Right of use liability, current portion	42,305	38,047
Derivative liability	1,041,484	–
Other current liabilities	235,000	–
TOTAL CURRENT LIABILITIES	4,513,309	2,988,696

LONG TERM LIABILITIES
SBA loan payable	150,000	150,000
Derivative liability warrants	359,250	557,250
Right of use liability, non-current portion	18,875	61,179
TOTAL LONG TERM LIABILITIES	528,125	768,429
TOTAL LIABILITIES	5,041,434	3,757,125

COMMITMENTS AND CONTINGENCIES (NOTE 11)		–

STOCKHOLDERS' EQUITY
Preferred Stock Series A, $0.0001 par value, 10,000 shares authorized, 6,520 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	2	–
Common stock, $0.0001 par value, 150,000,000 shares authorized, 2,116,191 and 1,766,552 shares issued and outstanding at December 31, 2024, and December 31, 2023, respectively	212	179
Additional paid-in capital	102,976,748	91,670,045
Subscription receivable	(2,100,000)	(3,500,000)
Common stock subscribed	541,875	–
Accumulated deficit	(98,233,673)	(87,356,260)
TOTAL STOCKHOLDERS' EQUITY - CONTROLLING INTERESTS	3,185,164	813,964
TOTAL STOCKHOLDERS' EQUITY - NONCONTROLLING INTERESTS	682,062	–
TOTAL STOCKHOLDERS' EQUITY	3,867,226	813,964
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,908,660	$4,571,089

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Audited

	Year Ended
	December 31, 2024	December 31, 2023
SALES
Sales	$–	$–
Cost of goods	–	–
Gross profit	–	–

OPERATING EXPENSES
Research and development	2,331,548	6,668,244
Salary expense	1,722,050	1,454,295
Amortization expense	1,000,000	1,000,000
Professional services expense	2,950,271	10,864,640
Stock based compensation expense	1,104,978	477,503
General and administrative expenses	945,641	1,026,443
Total operating expenses	10,054,488	21,491,125

LOSS FROM OPERATIONS	(10,054,488)	(21,491,125)

OTHER INCOME (EXPENSE)

Interest expense	(396,116)	(107,685)
Royalties and licensing fees	–	(15,000)
Other income (expense)	152,109	(220,477)
Loss on write down of assets	(37,257)	–
Loss on extinguishment of debt	(200,000)	–
(Loss) gain on change in fair value of derivative liability and derivative liability warrants, net	(341,660)	567,750
TOTAL OTHER (EXPENSE) INCOME	(822,924)	224,588

LOSS BEFORE INCOME TAXES	(10,877,412)	(21,266,537)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(1,063,811)	–
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(9,813,602)	–
NET LOSS	$(10,877,412)	$(21,266,537)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(5.65)	$(16.56)

Weighted average number of common shares outstanding	1,924,639	1,284,499

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Audited

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	COMMON STOCK	SUBSCRIPTION	ACCUMULATED	TOTAL COEPTIS	NON CONTROLLING	TOTAL COEPTIS
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	RECEIVABLE	DEFICIT	EQUITY	INTERESTS	EQUITY

BALANCE AT DECEMBER 31, 2022	–	$–	978,342	$98	$70,542,954	$–	$–	$(66,089,723)	$4,453,329	$–	$4,453,329

Shares issued for cash	–	–	25,000	3	499,997	–	–	–	500,000	–	500,000
Shares issued in exchange for note receivable	–	–	125,000	13	2,499,987	–	(2,500,000)	–	–	–	–
Shares issued for services	–	–	148,210	15	4,421,199	–	–	–	4,421,214	–	4,421,214
Warrants issued for services	–	–	–	–	2,613,183	–	–	–	2,613,183	–	2,613,183
Warrants issued for cash	–	–	–	–	200,000	–	–	–	200,000	–	200,000
Warrants issued in exchange for note receivable	–	–	–	–	1,000,000	–	(1,000,000)	–	–	–	–
Stock based compensation	–	–	–	–	477,503	–	–	–	477,503	–	477,503
Issuance of common stock and warrants, net of issuance costs	–	–	275,000	28	4,792,318	–	–	–	4,792,346	–	4,792,346
Shares issued for the conversion of debt	–	–	15,000	2	302,924	–	–	–	302,926	–	302,926
Shares issued in connection with asset purchase agreement	–	–	200,000	20	4,319,600	–	–	–	4,320,000	–	4,320,400
Net loss	–	–	–	–	–	–	–	(21,266,537)	(21,266,537)	–	(21,266,537)

BALANCE AT DECEMBER 31, 2023	–	$–	1,766,552	$179	$91,670,045	$–	$(3,500,000)	$(87,356,260)	$813,964	$–	$813,964

Shares issued for cash	–	–	50,000	5	99,995	–	–	–	100,000	–	100,000
Shares issued in connection with SEPA	–	–	20,000	2	79,998	–	–	–	80,000	–	80,000
Shares issued for services	–	–	207,319	20	1,329,255	–	–	–	1,329,276	–	1,329,276
Warrants issued for cash	–	–	–	–	500,000	–	–	–	500,000	–	500,000
Warrants issued for services	–	–	–	–	8,150	–	–	–	8,150	–	8,150
Warrants issued in exchange for subscription receivable	–	–	–	–	1,900,000	–	(2,000,000)	–	(100,000)	–	(100,000)
Shares issued for the conversion of debt	506	1	72,059	6	951,856	–	–	–	951,864	–	951,864
Preferred share offering	6,014	1	–	–	5,331,938	–	(2,100,000)	–	3,231,939	682,062	3,914,001
Investments in private companies	–	–	–	–	–	–	5,500,000	–	5,500,000	–	5,500,000
Common stock issued for intangible asset purchase	–	–	–	–	–	541,875	–	–	541,875	–	541,875
Stock based compensation	–	–	–	–	1,104,978	–	–	–	1,104,978	–	1,104,978
Stock split adjustment	–	–	261	–	533	–	–	–	533	–	533
Net loss	–	–	–	–	–	–	–	(10,877,412)	(10,877,412)	–	(10,877,412)

BALANCE AT DECEMBER 31, 2024	6,520	$2	2,116,191	$212	$102,976,748	$541,875	$(2,100,000)	$(98,233,673)	$3,185,164	$682,062	$3,867,226

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Audited

	Year Ended
	December 31, 2024	December 31, 2023
OPERATING ACTIVITIES
Net loss	$(10,877,412)	$(21,266,537)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	1,000,845	1,001,237
Amortization of debt discount	216,189	–
Right of use asset amortization	37,788	34,552
Change in fair value of derivative liability warrants	(198,000)	(567,750)
Change in fair value of derivative liability	539,660	–
Stock based compensation	1,104,978	477,503
Shares issued for non-employee services	1,329,276	4,421,215
Warrants issued for services	8,150	2,613,183
Loss on shares issued for conversion of debt	77,250	–
Loss on extinguishment of debt	200,000	–
Shares issued in connection with asset purchase agreement	–	4,320,000
Forgiveness of interest	37,257	–
(Increase) decrease in:
Accounts receivable	–	8,075
Interest receivable	(234,742)	(38,978)
Prepaid assets	(118,472)	90,755
Increase (decrease) in:
Accounts payable	(149,935)	1,320,677
Accrued expenses	180,934	376,878
Right-of-use liability	(38,047)	(30,324)
Other current liabilities	235,000	–
NET CASH USED IN OPERATING ACTIVITIES	(6,649,281)	(7,239,514)

INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES
Proceeds from convertible notes payable	1,850,000	650,000
Repayment of convertible notes payable	(650,969)	(1,225,000)
Proceeds from issuance of common stock and warrants, net of issuance costs	–	4,792,346
Shares issued for cash	100,000	500,000
Warrants issued for cash	500,000	200,000
Preferred stock offering	3,914,001	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,713,032	4,917,346
NET CHANGE IN CASH	(936,249)	(2,322,168)
CASH AT BEGINNING OF PERIOD	1,469,134	3,791,302
CASH AT END OF PERIOD	$532,885	$1,469,134

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$8,772	$–
Taxes paid	$–	$–

SUPPLEMENTAL NON-CASH DISCLOSURES
Warrants issued in exchange for subscription receivable	$2,000,000	$3,500,000
Preferred stock issued in exchange for subscription receivable	$2,100,000	$–
Shares issued for the conversion of debt	$951,864	$302,926

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

About the Company’s Subsidiaries. We are now a holding company that currently operates through our direct and indirect subsidiaries SNAP Biosciences, Inc. and GEAR Therapeutics, Inc., which are majority owned, and Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc. and Coeptis Pharmaceuticals, LLC, which are wholly owned.

Coeptis is a biopharmaceutical and technology company. The biopharmaceutical division focuses on developing innovative cell therapy platforms for cancer, autoimmune, and infectious diseases. Coeptis aims to advance treatment paradigms and improve patient outcomes through its cutting-edge research and development efforts. The technology division focuses on enhancing operational capabilities through advanced technologies. This division features AI-powered marketing software and robotic process automation tools designed to optimize business processes and improve overall efficiency.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and with the instructions to Form 10-K and Rule 8-03 of Regulation S-X. Accordingly, they include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, any adjustments contained in the accompanying consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position and operating results of the Company as of December 31, 2024 and 2023 and for the years then ended.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc., Coeptis Pharmaceuticals, LLC, SNAP Biosciences, Inc., and GEAR Therapeutics, Inc. All material intercompany accounts, balances and transactions have been eliminated.

Reverse Stock Split – On December 31, 2024, the Company completed a 20-1 reverse stock split of its issued and outstanding common stock. As a result of the reverse stock split, every 20 shares of issued and outstanding common stock were automatically combined into one share, with no change in the par value per share. Fractional shares resulting from the reverse stock split were rounded to the nearest whole share. The reverse stock split has been retrospectively applied to all share and per-share amounts presented in these consolidated financial statements and accompanying notes for all periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash – For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. At times, balances of cash and cash equivalents at financial banking institutions exceeded the federally insured limit of $250,000. Uninsured balances were $282,885 and $1,219,134 at December 31, 2024 and 2023, respectively. The Company regularly monitors the financial condition of the institution in which it has depository accounts and believes the risk of loss is minimal.

Property and Equipment – Fixed assets are stated at cost and depreciation is computed using the straight-line method for financial statement purposes. For the years ended December 31, 2024 and 2023, depreciation expense totaled $845 and $1,235 respectively.

Intangible Assets – The Company records intangible assets at cost and evaluates them for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Intangibles are being amortized using the straight-line method over estimated useful lives of between two and forty years. The Company recorded intangible assets of $541,875 as of December 31, 2024, related to the acquired the assets of NexGenAI Affiliates Network Platform (“NexGenAI”), which contains AI-powered marketing software and robotic process automation capabilities. See Note 16, Intangible Assets.

Investments – The Company classifies its investments in accordance with ASC 320, Investments – Debt and Equity Securities, and ASC 321, Investments – Equity Securities, as applicable. Investments in equity securities with readily determinable fair values are measured at fair value, with unrealized gains and losses recognized in net income. For equity investments without readily determinable fair values, the Company applies the measurement alternative, recording these investments at cost, adjusted for impairments or observable price changes from transactions involving similar securities.

Leases – The Company accounts for leases in accordance with ASC 842, Leases. At lease commencement, the Company recognizes a right-of-use (“ROU”) asset and a corresponding lease liability based on the present value of future lease payments. Lease liabilities are measured using the Company’s incremental borrowing rate if the implicit rate is not readily determinable. ROU assets include initial direct costs and prepaid lease payments and are reduced for lease incentives received.

Research and Development – Research and development costs are expensed when incurred. During the years ended December 31, 2024 and 2023, research and development expenses totaled $2,331,548 and $6,668,244, respectively.

Impairment of Long-Lived Assets – The Company’s property and equipment and other non-current assets are reviewed for possible impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized if and when the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. There was no impairment recognized for the years ended December 31, 2024 and 2023.

Derivative Liability Warrants – The Company accounts for the Public Warrants and Private Placement Warrants (the “Warrants”) in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in each respective reporting period. This liability is subject to re-measurement at each consolidated balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Convertible Debt – The Company accounts for convertible debt in accordance with ASC 470-20, Debt – Debt with Conversion and Other Options. Convertible debt instruments are evaluated at issuance to determine whether they contain embedded features that require bifurcation as derivatives or equity components. If the embedded conversion feature meets the criteria for derivative accounting under ASC 815, Derivatives and Hedging, it is bifurcated and recorded separately at fair value, with subsequent changes in fair value recognized in earnings. Upon conversion or repurchase of convertible debt, the Company recognizes a gain or loss in accordance with ASC 470-20 and ASC 470-50, Debt Modifications and Extinguishments.

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

The Income Taxes Topic of FASB ASC clarifies the accounting and reporting for uncertainties in income tax law within subtopic FASB ASC 740-10-25-5. The guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Management believes that there is no liability related to uncertain tax positions during the years ended December 31, 2024 and 2023.

Use of Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements – During the years ended December 31, 2024 and 2023, there were new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, including Accounting Standards Update (“ASU”) 2023-07, Segment Reporting, has been or will be adopted by the Company. Please see Note 17, Segment Reporting. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Revenue Recognition – Revenues are recognized when services are provided to its customers or the product is sold, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods as the respective performance obligations are met. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Deferred revenue represents amounts invoiced or received in advance of the Company fulfilling its performance obligations. These amounts are recorded as a liability and recognized as revenue when the related performance obligations are satisfied.

Reclassifications – Certain reclassifications were made to the prior consolidated financial statements to conform to the current period presentation. There was no change to the previously reported net loss.

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

The following potential common shares would have an antidilutive effect on loss per share:

	Years ended December 31,
	2024	2023
Warrants	1,399,316	1,036,601
Stock options	279,625	82,875
Convertible notes payable	406,629	8,056
Preferred stock	815,000	–
Total	2,900,570	1,127,532

Going Concern – The accompanying consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of December 31, 2024, the Company had an accumulated deficit of $98,233,673, and for the year ended December 31, 2024, the Company had a net loss of $10,877,412. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

Fair Value of Financial Instruments and Measurements – The Company measures certain financial instruments at fair value in accordance with ASC 820, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

ASC 820 establishes a three-level fair value hierarchy that prioritizes inputs used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3 – Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The estimated fair value of cash, interest receivable, subscription receivable, and notes payable approximate their carrying amounts due to the short-term nature of these instruments.

NOTE 3 – CO-DEVELOPMENT OPTIONS

In December 2018, the Company entered into an agreement with Purple Biotech (“Purple”) to market, distribute, and sell the Consensi product (the “Product”) on an exclusive basis within the United States and Puerto Rico. In September of 2021, the Company executed a license termination agreement with Purple to cease all efforts for sales and promotion of the Product in the United States and Puerto Rico. The termination included (i) issuance of $1,500,000 of convertible debt due in February 2023 to satisfy amounts owed for the license, (ii) the issuance of warrants (See Note 8, Capital Structure) and (iii) transfer of inventory ownership back to Purple. In conjunction with this termination, the Company also terminated its marketing agreement with a third party for the Product’s sales and promotion. On July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule, extending the maturity date to March 31, 2024. On June 19, 2024, the Company and Purple executed another amendment to extend the maturity date to August 31, 2024. The outstanding principal balance due under the convertible note at December 31, 2024 and December 31, 2023 was $218,750 and $625,000, respectively. The note is in default as of December 31, 2024. The remaining principal balance has been paid subsequent to year end.

During the year ended December 31, 2021, the Company and Vy-Gen-Bio, Inc. (“Vy-Gen”) entered into agreements to jointly develop and commercialize two Vy-Gen product candidates, CD38-GEAR-NK and CD38-Diagnostic (the “CD38 Assets”). The Company paid $1,750,000 and issued promissory notes totaling $3,250,000 to Vy-Gen in accordance with the agreements. The Company paid a total of $1,500,000 toward the promissory notes, leaving $1,750,000 outstanding at December 31, 2021. The collaboration arrangement provides the right for the Company to participate, under the direction of a joint steering committee, in the development and commercialization of the CD38 Assets and a 50/50 profit share, with the profit share subject to contingent automatic downward adjustment up to 25% upon an event of default in connection with the promissory notes. The Company capitalized $5,000,000 to be amortized over a five-year period in which the CD38 Assets are expected to contribute to future cash flows. In March of 2022, a $250,000 payment was made toward the promissory notes. In November of 2022, a $1,500,000 payment was made toward the promissory notes, which paid them in full, and the accrued interest was forgiven.

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

The total gross capitalized Co-Development options recorded was $5,291,667, with accumulated amortization of $3,737,500, resulting in a net carrying amount of $1,554,167 at December 31, 2024.

NOTE 4 – NOTES PAYABLE

In October 2022, as a result of the Merger, the Company entered into a convertible promissory note agreement with an unrelated third party in the principal amount of $350,000 with no accruing interest and was due on October 28, 2023 for legal services rendered to the Company. The noteholder may elect, in its sole discretion upon written notice to the Company, at any time prior to, as of or following the maturity date, to require that all or any portion of the principal amount not then repaid be converted, without any further action on the part of the noteholder, into shares of common stock, par value $0.0001 per share. The conversion price as set forth by the note is equal to $10.00 per share, provided that the conversion price shall be subject to a one-time adjustment on January 3, 2023, with the conversion price adjustable to a price equal to the thirty-day volume weighted average price of the stock as traded on the Nasdaq. However, the conversion price following such adjustment shall not be lower than a floor of $5.00 per share nor greater than $10.00 per share. Upon full conversion of the remaining principal amount due, the note will, for all purposes be deemed cancelled and all obligations shall be deemed paid in full. On October 27, 2023, a $200,000 payment was made, and on December 15, 2023, another $50,000 payment was made. On June 25, 2024, the Company and the unrelated third party signed an amendment to the note that extended the maturity date to July 31, 2024. The outstanding balance due under the convertible note at December 31, 2024 and December 31, 2023 was $100,000. The note was in default as of December 31, 2024.

NOTE 5 – CONVERTIBLE NOTES

In September 2021, as part of a termination of a license agreement with Purple (see Note 3, Co-Development Options), the Company issued a convertible note in the principal amount of $1,500,000 that was payable on or before the maturity date in February 2023, bearing interest of 5% per annum and convertible in whole or in part at any time by Purple into shares of common stock of the Company. The conversion price is $5 per share of common stock, subject to certain adjustments under such terms and conditions as agreed between the parties. The Company may prepay the principal amount of the note plus accrued and unpaid interest at any time prior to the maturity date. On July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule, extending the maturity date to March 31, 2024. On June 19, 2024, the Company and Purple executed another amendment to extend the maturity date to August 31, 2024. The outstanding principal balance due under the convertible note at December 31, 2024 and December 31, 2023 was $218,750 and $625,000, respectively. The note was in default as of December 31, 2024. The remaining principal balance has been paid subsequent to year end.

In December 2023, the Company entered into an unsecured convertible promissory note with an unrelated party in the principal amount of $150,000 together with interest at 5% and a maturity date of June 30, 2024. On April 24, 2024, the Company converted the note into shares of common stock, which satisfied the note in full.

On April 17, 2024, the Company entered into an unsecured note agreement with a related party in the principal amount of $500,000 together with interest at 10%, with a maturity date of September 30, 2024. The agreement is between the Company and an investment fund where the manager is a member of the Company’s board of directors. On June 3, 2024, the Company and the related party agreed to convert the note agreement in full, both principal and interest, to equity in connection with the Company’s Series A Preferred Stock offering. See Note 8, Capital Structure, for more information on the Series A Preferred Stock offering.

Yorkville Convertible Notes

On January 3, 2024, the Company entered into an unsecured note agreement with an unrelated third party, YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) in the principal amount of $1,500,000 (the “YA Note-1”). YA Note-1 was issued with a 10% original issue discount. The original principal amount, together with interest of 8%, was payable by the Company on March 15, 2024, and was extended to July 31, 2024. The note had an outstanding principal balance of $1,235,178 with $150,000 of the debt discount fully amortized to interest expense as of December 31, 2024. On November 1, 2024, the Company entered into an agreement with Yorkville that completely terminates and replaces YA Note-1 (see the Yorkville Transaction defined below). See Note 8, Capital Structure - Standby Equity Purchase Agreement, for further details.

On November 1, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) pursuant to which the Company has the right to sell Yorkville up to $20,000,000 of its shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, Yorkville has agreed to advance to the Company in the form of a convertible promissory note (the “Convertible Note”) an aggregate principal amount of up to $1,304,758 (the “Pre-Paid Advance”), which has been previously paid and replaces the $1,235,178 YA Note-1 outstanding balance. The Convertible Note bears an interest rate of 8% per annum and is convertible in whole or in part at any time by Yorkville into shares of common stock of the Company at a conversion price determined based on the lower of the lower of (i) $1.00 per common share (the “Fixed Price”), or (ii) 95% of the lowest daily volume weighted average price during the five consecutive trading days immediately preceding the conversion date (the “Variable Price”), but which Variable Price shall not be lower than the floor price of $0.80 (the “Floor Price”). The Convertible Note matures on November 1, 2025. The termination and replacement of YA Note-1 with the Convertible Note was accounted for as a debt extinguishment. For the year ended December 31, 2024, the Company recorded a loss on debt extinguishment in the amount of $200,000 for the fees incurred by Yorkville, and a debt discount in the amount of $435,635 in relation to the SEPA. For the year ended December 31, 2024, the Company recorded amortization of debt discount in the amount of $66,189 for the Convertible Note.

The Company shall make monthly payments beginning on the 7th trading day after either (i) the daily VWAP is less than the Floor Price then in effect for five trading days during a period of seven consecutive trading days (a “Floor Price Event”), or (ii) the Company has issued to Yorkville, pursuant to the transactions contemplated in the Convertible Note and the SEPA, in excess of 99% of the common shares available under the rules or regulations of Nasdaq Stock Market LLC (the “Exchange Cap”), where applicable (an “Exchange Cap Event”), (the last day of each such occurrence, an “Amortization Event Date”) and continuing on the same day of each successive Calendar Month until the entire outstanding principal amount shall have been repaid. Each monthly payment shall be in an amount equal to the sum of (i) $250,000 of principal in the aggregate among the Convertible Note and all other notes (or the outstanding Principal if less than such amount) (the “Amortization Principal Amount”), plus (ii) a payment premium equal to 5% in respect of such principal amount, provided that, the payment premium equal to 5% shall not apply in respect to any amount that is paid directly from an Advance from the SEPA, and (iii) accrued and unpaid interest hereunder as of each payment date. The obligation of the Company to make monthly prepayments related to an Amortization Event shall cease (with respect to any payment that has not yet come due) if at any time after the Amortization Event Date (A) in the event of a Floor Price Event, on the date that is the 7th consecutive Trading Day that the daily VWAP is greater than 110% of the Floor Price then in effect, or (B) in the event of an Exchange Cap event, the date the Company has obtained stockholder approval to increase the number of common shares under the Exchange Cap and the Exchange Cap no longer applies unless a subsequent Amortization Event occurs.

The SEPA is an equity-linked contract that does not qualify for equity classification and is accounted for as a derivative liability recognized at fair value. Any changes in fair value between the carrying amount of the forward issuance contracts and the settlement amounts will be recognized in other income (expense) in the consolidated statements of operations. The initial value of the SEPA was $501,824. As of December 31, 2024, the fair value of the SEPA was $1,041,484. For the year ended December 31, 2024, the Company recognized a loss on the change in fair value of derivative liability in the amount of $539,660 in the Company’s consolidated statements of operations.

The Company did not have a derivative liability at December 31, 2023. The following table presents information about the Company’s derivative liability that is measured at fair value on a recurring basis at December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2024
Derivative liability	3	$1,041,484
Total		$1,041,484

The derivative liability is accounted for as a liability in accordance with ASC 480 and are presented within derivative liability in the accompanying consolidated balance sheets. The derivative liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented in the consolidated statements of operations.

The derivative liability was valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the derivative liability is the step factors input, assumed price movement, and probabilities assigned to them.

The following table provides quantitative information regarding Level 3 fair value measurements for the derivative liability:

	November 1, 2024 (inception)	December 31, 2024
Risk-free interest rate	4.28%	4.16%
Expected volatility	86.10%	114.61%
Conversion price	$3.77	$3.71
Stock price	$3.96	$5.50

The following table presents the changes in the fair value of derivative liability:

Warrant Liabilities
Fair value as of November 1, 2024 (inception)	$501,824
Change in fair value	539,660
Fair value as of December 31, 2024	$1,041,484

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2024.

NOTE 6 – SBA LOAN PAYABLE

Loans under the CARES Act -- On July 8, 2020, the Company received a loan of $150,000 from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL loan accrues at the rate of 3.75% per annum and interest payments are due monthly in the amount of $731. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. The Company began making interest payments in January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of December 31, 2024 and December 31, 2023.

NOTE 7 – DERIVATIVE LIABILITY WARRANTS

At December 31, 2024 and December 31, 2023, there were (i)  375,000 public warrants (the “Public Warrants”) outstanding that were issued as part of Bull Horn’s November 2020 initial public offering, which warrants are exercisable in the aggregate to acquire 187,500 shares of our common stock at an exercise price of $230.00 per share, (ii) 187,500 private warrants (the “Private Placement Warrants”) outstanding that were issued to our sponsor Bull Horn Holdings Sponsor LC and the underwriters in Bull Horn’s initial public offering in November 2020, which warrants are exercisable in the aggregate to 187,500 shares of our common stock at an exercise price of $230.00 per share. The amount of warrants and related exercise price were adjusted for the Company’s 20-1 reverse stock split effective December 31, 2024. The Private Placement Warrants became exercisable on the consummation of our Business Combination in October 2022. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock. With respect to the shares of common stock issuable upon the exercise of the Public Warrants, the class A warrants and the class B warrants during any period when the Company shall have failed to maintain an effective registration statement related to the issuance of such shares underlying the applicable warrants, the holder of any applicable warrants may exercise its warrant on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s derivative liability warrant that are measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2024	December 31, 2023
Warrant Liability – Public Warrants	1	$165,000	$232,500
Warrant Liability – Private Placement Warrants	3	194,250	324,750
Total		$359,250	$557,250

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative liability warrants in the accompanying consolidated balance sheets. The derivative liability warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2024	December 31, 2023
Risk-free interest rate	4.10%	3.84%
Expected volatility	82.01%	82.12%
Exercise price	$11.50	$11.50
Stock price	$5.50	$0.78

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2023	$324,750	$232,500	$557,250
Change in valuation inputs	(130,500)	(67,500)	(198,000)
Fair value as of December 31, 2024	$194,250	$165,000	$359,250

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the years ended December 31, 2024 and December 31, 2023.

NOTE 8 – CAPITAL STRUCTURE

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

Common Stock – As of December 31, 2024, the Company had 2,116,191 shares of its common stock issued and outstanding, and on December 31, 2023, the Company had 1,766,552 shares of its common stock issued and outstanding. All share amounts have been adjusted for the Company’s 20-1 reverse stock split effective December 31, 2024.

During the years ended December 31, 2024 and 2023, there were no capital distributions.

On June 16, 2023, the Company completed a public offering issuing 107,500 shares of our common stock, 67,500 pre-funded warrants, 153,125 Series A Warrants and 153,125 Series B Warrants, for net proceeds of approximately $3.0 million, after offering costs. The pre- funded warrants are immediately exercisable, at a price of $0.0001 per share, with no expiration date. The Series A Warrants and the Series B Warrants are referred to herein together as the “Series Warrants.” The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. Each Series Warrant to purchase one share of common stock has an exercise price of $33.00 per share, and is initially exercisable commencing six months from the date of the offering. The Series Warrants are exercisable for a term of five years following the initial exercise date. As of December 31, 2024, all of the pre-funded warrants had been exercised for a total of 175,000 shares of common stock issued as a result of the public offering.

On October 26, 2023, the Company completed a private placement of 38,850 shares of our common stock, pre-funded warrants exercisable to acquire up to 61,150 shares of our common stock, Series A Warrants exercisable to acquire up to 100,000 shares of our common stock and Series B Warrants exercisable to acquire up to 100,000 shares of our common stock, for net proceeds of approximately $1.8 million, after offering costs. The pre-funded warrants are immediately exercisable, at a price of $0.001 per share, with no expiration date. The shares of common stock and Series Warrants were purchased together and then immediately separable and were issued separately. The Series A Warrants and Series B Warrants are exercisable on or after the earlier of (i) the date on which the Company’s stockholders approve the issuance of the shares issuable upon exercise of the Series Warrants or (ii) April 26, 2024 at an exercise price of $27.20 per share. The Series A Warrants have a term of exercise equal to eighteen (18) months and the Series B Warrants have a term of exercise equal to five and one-half (5.5) years. This private placement was conducted with the same underwriter as the June public offering, and as a result, each Series Warrant issued in connection with the June offering was repriced from an exercise price of $33.00 per share to $27.20 per share. In connection with the private placement the Company also issued to the exclusive placement agent warrants exercisable to acquire up to 6,000 shares of our common stock at an exercise price of $28.00 per share. In December 2023, all pre-funded warrants were exercised.

On December 28, 2023, the Company granted pre-funded warrants exercisable to acquire up to 60,000 shares of our common stock for net proceeds of $1,200,000. The pre-funded common stock purchase warrants can be exercised at a price of $0.0001 per share, with no expiration date. During the first quarter of 2024, the Company and the third-party borrower agreed to amend the note as a result of the decline in the publicly traded common stock price. The amount of pre-funded warrants exercisable to acquire up to 60,000 shares of common stock was amended to 100,000 shares of common stock, and the total principal balance of the note agreement was increased from $1,000,000 to $1,100,000. The aggregate exercise price of this Warrant was partially pre-funded in connection with $100,000 and a $1,100,000 subscription receivable at a 6% per annum interest rate due on November 29, 2024. On August 12, 2024, the third-party assigned shares of common stock in a privately held company for the equivalent amount of principal and accrued interest owed, which satisfied the subscription receivable in full. See Note 10, Investments, for additional information.

On February 8, 2024, the Company granted pre-funded warrants exercisable to acquire up to 200,000 shares of our common stock for net proceeds of $2,400,000. The pre-funded common stock purchase warrants can be exercised at a price of $0.0001 per share, with no expiration date. The aggregate exercise price of this Warrant was partially pre-funded in connection with $500,000 and a $1,900,000 subscription receivable at a 6% per annum interest rate due on December 31, 2024. On August 12, 2024, the third-party assigned shares of common stock in a privately held company for the equivalent amount of principal and accrued interest owed, which satisfied the subscription receivable in full. See Note 10, Investments, for additional information.

Treasury Stock – There was no treasury stock at December 31, 2024 and December 31, 2023.

Preferred Stock – The Company has 10,000,000 shares of preferred stock authorized, of which 10,000 have been designated as Series A preferred stock. As of December 31, 2024, the Company had 6,520 shares of Series A preferred stock issued and outstanding.

On June 13, 2024, the Company performed an initial Series A preferred stock closing and raised $4.3 million in a sale to accredited investors (collectively, the “Series A Investors”) of 4,300 shares of the Company’s series A preferred stock (the “Series A Preferred Stock”), at a purchase price of $1,000 per share, in a financing led by CJC Investment Trust, an entity controlled by board member Christopher Calise, in a combination of cash and short- term collateralized promissory notes. The Series A Investors also received non-voting equity ownership interest in the Company’s two newly formed subsidiaries, SNAP Biosciences Inc. and GEAR Therapeutics Inc.

On July 31, 2024, the Company performed a second closing as part of its series A preferred stock offering and raised $1.3 million, at a purchase price of $1,000 per share.

On September 4, 2024, the Company performed a third closing as part of its series A preferred stock offering and raised $225,000, at a purchase price of $1,000 per share.

On December 23, 2024, the Company performed a fourth closing as part of its series A preferred stock offering and raised $695,000 at a purchase price of $1,000 per share. The Series A Investors currently have an aggregate 9.78% non-voting equity ownership interest in the Company’s two newly formed subsidiaries, SNAP Biosciences Inc. and GEAR Therapeutics Inc.

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

Stock Based Compensation –

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2022	–	$–	–	$–
Granted	87,875	40.20	8.78	–
Forfeited	–	–	–	–
Exercised	–	–	–	–
Outstanding at December 31, 2023	87,875	40.20	7.97	–
Granted	196,750	8.85	10.00	–
Forfeited	(5,000)	200.00	–	–
Exercised	–	–	–	–
Outstanding at December 31, 2024	279,625	$15.29	8.74	$–

For the years ended December 31, 2024 and 2023, the Company recorded $1,104,978 and $477,503, respectively, for stock based compensation expense related to stock options. As of December 31, 2024, unamortized stock based compensation for stock options was $1,321,013 to be recognized through December 31, 2027.

The options granted during the years ended December 31, 2024 and 2023 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the years ended December 31,
	2024	2023
Expected term, in years	5.25	5.53
Expected volatility	84.70%	79.87%
Risk-free interest rate	4.18%	3.85%
Dividend yield	–	–

Options/Stock Awards – On June 13, 2024, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors, and the Board of Directors, approved the grant to David Mehalick, the Company’s CEO, under the Company’s 2022 equity incentive plan, of options exercisable to acquire up to 120,000 shares of the Company’s common stock at an exercise price $6.20 per share. The options are fully vested and carry a 10-year term. On January 27, 2023, the Company granted options to purchase an aggregate of 67,875 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $32.60 per share. The Company had also granted a stand-alone option to a former employee to purchase up to 5,000 shares of our common stock at an exercise price of $200 per share, however, the stand-alone option expired by its terms on January 31, 2024. On October 2, 2023, the Company granted additional options to purchase an aggregate of 15,000 shares of our common stock to two employees at an average price of $21.40.

Common Stock Warrants – On November 23, 2020, Coeptis Therapeutics, Inc. (under its prior name Vinings Holdings Inc.) issued a class A and a class B warrant to Coral Investment Partners, LP (“CIP”), with each warrant granting CIP the right to purchase 25,000 shares of common stock at a price of $40.00 for Class A or $100.00 for Class B. The warrants expired on November 30, 2023.

All common stock warrants outstanding, are listed in the table below:

Reference	Date Issued	Exercise Price	Expiration		Outstanding at December 31, 2024	Outstanding at December 31, 2023
Warrant Holder 1	5/28/2021	$59.40	5/13/2026		8,380	8,380
Warrant Holder 1	5/28/2021	$118.80	5/13/2026		8,422	8,422
Warrant Holder 1	5/28/2021	$296.80	5/13/2026		8,422	8,422
Warrant Holder 2	7/30/2021	$59.40	7/30/2026		421	421
Warrant Holder 2	7/30/2021	$296.80	6/1/2026		1,263	1,263
Kitov/Purple Biotech	9/23/2021	$296.80	9/21/2024		–	5,053
Warrant Holder 5	12/20/2021	$59.40	12/20/2026		2,948	2,948
Warrant Holder 5	1/28/2022	$89.00	1/31/2024		–	3,369
Warrant Holder 6	1/28/2022	$89.00	1/31/2024		–	4,211
Warrant Holder 7	1/28/2022	$89.00	1/31/2024		–	6,737
Warrant Holder 11	1/28/2022	$59.40	1/31/2024		–	2,527
Warrant Holder 11	1/28/2022	$118.80	1/31/2024		–	2,527
Warrant Holder 11	4/14/2022	$89.00	1/31/2024		–	2,863
Warrant Holder 18	3/30/2022	$178.20	3/30/2025		4,211	4,211
Warrant Holder 20	1/3/2023	$50.00	1/2/2027		5,000	5,000
Warrant Holder 21	1/20/2023	$38.00	1/19/2027		12,500	12,500
Series A & B Warrants	6/16/2023	$27.20	12/16/2028		306,250	306,250
Series A Warrants	10/23/2023	$27.20	4/26/2025		100,000	100,000
Series B Warrants	10/23/2023	$27.20	4/26/2029		100,000	100,000
Warrant Holder 22	6/16/2023	$25.00	12/16/2028		6,300	6,300
Warrant Holder 22	10/23/2023	$28.00	4/26/2029		3,300	3,300
Warrant Holder 23	6/16/2023	$25.00	12/16/2028		4,200	4,200
Warrant Holder 23	10/23/2023	$28.00	4/26/2029		2,400	2,400
Warrant Holder 24	10/23/2023	$28.00	4/26/2029		300	300
Pre-Funded Warrants 2	12/28/2023	$0.002	–	*	150,000	60,000
Pre-Funded Warrants 3	2/8/2024	$0.002	–	*	300,000	–
Total Warrants outstanding					1,024,316	661,601

*Pre-funded warrants, do not expire.

Subscription receivable – In September 2023, the Company agreed to issue 25,000 shares of common stock to the borrower for a principal sum amount of $500,000. On August 12, 2024, the Company was transferred and assigned $522,667, the sum of principal and accrued interest owed as of June 30, 2024, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $522,667 is recorded as an investment at December 31, 2024.

In September 2023, the Company agreed to issue 100,000 shares of common stock to the borrower for a principal sum amount of $2,000,000. On August 12, 2024, the Company was transferred and assigned $2,090,667, the sum of principal and accrued interest owed, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $2,090,667 is recorded as an investment at December 31, 2024.

In December 2023, the Company agreed to grant pre-funded warrants exercisable to acquire up to 60,000 shares of common stock to the borrower for a principal sum amount of $1,000,000. During the first quarter of 2024, the Company and the third-party borrower agreed to amend the note as a result of the decline in the publicly traded common stock price. The amount of pre-funded warrants exercisable to acquire up to 60,000 shares of common stock was amended to 100,000 shares of common stock, and the total principal balance of the note agreement was increased from $1,000,000 to $1,100,000. On August 12, 2024, the Company was transferred and assigned $1,132,869, the sum of principal and accrued interest owed, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $1,132,869 is recorded as an investment at December 31, 2024.

In February 2024, the Company agreed to grant pre-funded warrants exercisable to acquire up to 200,000 shares of common stock to the borrower for a principal sum amount of $1,900,000. On August 12, 2024, the Company was transferred and assigned $1,944,879, the sum of principal and accrued interest owed, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $1,944,879 is recorded as an investment at December 31, 2024.

In June 2024, in connection with the Company’s series A preferred stock offering, the Company closed on subscription agreements totaling $2,100,000 due to the Company on February 28, 2025.

Standby Equity Purchase Agreement – On November 1, 2024, the Company entered into the SEPA with Yorkville pursuant to which the Company has the right to sell to Yorkville up to $20,000,000 of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. The Company also entered into a Registration Rights Agreement with Yorkville pursuant to which it will register the resale of shares of common stock issued to Yorkville pursuant to the SEPA. Sales of common stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell common stock to Yorkville under the SEPA, except in connection with notices that may be submitted by Yorkville in certain circumstances as described below.

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

The SEPA will automatically terminate on the earliest to occur of (i) December 1, 2027, provided that the Convertible Note (defined in Note 4) has been fully repaid or (ii) the date on which the Company shall have made full payment of Advances pursuant to the SEPA. The Company has the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to Yorkville pursuant to the Convertible Note. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent.

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

In connection with the execution of the SEPA, the Company agreed to pay a commitment fee of $200,000 to Yorkville, payable as follows: (i) $80,000 payable when the SEPA was entered into, in the form of the issuance of 20,000 shares of common stock, representing $80,000 divided by the closing price as of the trading day immediately prior to the date of the SEPA, and (ii) $120,000 payable in cash or by way of an Advance on the date upon which the Company has first received Advances in the aggregate amount of $5,000,000.

Additionally, Yorkville agreed to advance to the Company, in exchange for the Convertible Note, an aggregate principal amount of $1,304,758 (see Note 4 for a description of the Convertible Note). At any time while the SEPA is in place that there is a balance outstanding under the Convertible Note, Yorkville may deliver a notice (an “Investor Notice”) to the Company to cause an Advance Notice to be deemed delivered to Yorkville and the issuance and sale of shares of Common Stock to Yorkville pursuant to an Advance. Yorkville may select the amount of the Advance in an amount not to exceed the balance owed under the Convertible Note outstanding on the date of delivery of such Investor Notice. The shares will be issued and sold to Yorkville pursuant to an Investor Notice at a per share price equal to the conversion price that would be applicable to the amount of the Advance selected by Yorkville if such amount were to be converted as of the date of delivery of the Investor Notice. Yorkville will pay the purchase price for such shares to be issued pursuant to the Investor Notice by offsetting the amount of the purchase price to be paid by Yorkville against an amount outstanding under the Yorkville Note.

Additionally, the Company, at its option, shall have the right, but not the obligation, to redeem early a portion or all amounts outstanding under the Convertible Note at a redemption amount equal to the outstanding principal balance being repaid or redeemed, plus a 5% prepayment premium, plus all accrued and unpaid interest; provided that (i) the Company provides Yorkville with no less than ten trading days’ prior written notice thereof and (ii) on the date such notice is issued, the VWAP of the common stock is less than the Fixed Price.

NOTE 9 – NON-CONTROLLING INTEREST

As a result of the series A preferred stock offering discussed in Note 8, Capital Structure, the Company has consolidated the two newly formed subsidiaries, SNAP Biosciences, Inc. and GEAR Therapeutics, Inc., because we have a controlling interest in both. Therefore, the entities’ financial statements are consolidated in our consolidated financial statements and the entities’ equity is recorded as a non-controlling interest. As part of the initial closings, the Series A Investors received in the aggregate a 9.78% non-voting equity ownership in both of the newly formed subsidiaries. The Company contributed the co-development options to GEAR Therapeutics, Inc. and recorded $682,062 of non-controlling interest at December 31, 2024. The remainder was recorded as additional paid in capital. The Company contributed both the exclusive license and corporate research agreements with the University of Pittsburgh to SNAP Biosciences, Inc.

NOTE 10 – INVESTMENTS

On August 12, 2024, the Company satisfied $5.7 million of subscription receivables and related interest receivable in the form of shares of common stock in two privately held companies. The shares of common stock are carried as investments on the Company’s consolidated balance sheets at its initial cost basis of $1.00 per share. As the investments are in privately held companies, the Company will assess the investments for impairment on an annual basis. As of December 31, 2024, no impairment has been recorded related to these investments.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases – The Company leases office space under an operating lease that commenced December 1, 2017 and was extended through multiple lease extensions. The third lease extension extended the lease for twenty-four months, beginning on June 1, 2022 and ended on May 31, 2024. The fourth lease extension, signed on January 30, 2024, extended the lease for twenty-four months, beginning June 1, 2024 and ending on May 31, 2026. The monthly rent is $3,805 for the first year of the extension and increasing to $3,860 for the second year of the extension.

The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the year ended December 31, 2024, rents paid totaled $45,440. During the year ended December 31, 2023, rents paid totaled $45,000.

Right of use asset is summarized below:

	December 31, 2024	December 31, 2023
Office lease	$243,550	$243,550
Less: accumulated depreciation	(183,767)	(145,979)
Right of use asset, net	$59,783	$97,571

Operating lease liability is summarized below:

	December 31, 2024	December 31, 2023
Office lease	$61,180	$99,226
Less: current portion	(42,305)	(38,047)
Long term portion	$18,875	$61,179

Future minimum rental payments required under the lease are as follows:

2025	$46,101
2026	19,301
Total minimum lease payments:	65,402
Less amount representing interest	(4,222)
Present value of minimum lease payments:	$61,180

Legal Matters – The Company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the Company’s consolidated financial statements.

CAR T License – On August 31, 2022, the Company entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. The Company paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology. Under the terms of the agreement, the Company has been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T-cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, the Company paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement) and royalties equal to 3.5% of net sales. On January 25, 2023, the Company entered into a corporate research agreement with the University of Pittsburgh for the pre- clinical development of SNAP-CAR T-cells targeting HER2. The Company agreed to pay $716,714 for performance-based milestones over a two-year term, of which $209,179 has been paid as of December 31, 2024. The Company’s liability was $507,535 and $716,714 at December 31, 2024 and 2023, respectively.

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

As consideration for the transactions described above, the Company paid Deverra approximately $570,000 in cash, issued to Deverra 200,000 shares of the Company’s common stock and assumed certain liabilities related to the ongoing clinical trials. Total consideration paid was $4,937,609, which was fully expensed in accordance with ASC 730, and is reflected within research and development in the accompanying consolidated statements of operations for the year ended December 31, 2023. In addition, in accordance with the terms of the Sublicense Agreement, the Company agreed to pay FHCRC certain specified contingent running royalty payments and milestone payments under the FHCRC Agreement, in each case to the extent such payments are triggered by the Company’s development activities.

Until December 2024, we operated under a Shared Services Agreement (“SSA”) with Deverra, which provided Coeptis and Deverra to share resources and collaborate on the development of Coeptis’ GEAR and SNAP-CAR platforms. The Company is continuing its development focus on both GEAR and SNAP-CAR, and will be considering prospective strategic partners for such development.

Registration Rights – Pursuant to a registration rights agreement entered into on October 29, 2020, the holders of the founder shares, the Private Placement Warrants and underlying securities, and any securities issued upon conversion of Working Capital Loans (and underlying securities) would be entitled to registration rights pursuant to a registration rights agreement. The holders of at least a majority in interest of the then-outstanding number of these securities were entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, Imperial, I-Bankers and Northland did not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement and did not exercise its demand rights on more than one occasion. The registration rights agreement did not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company would bear the expenses incurred in connection with the filing of any such registration statements.

Finder’s Fee and Indemnity Agreement – The Company entered into a finder’s fee and indemnity agreement with a third party, pursuant to which the Company has agreed to pay a fee in connection with the successful introduction and executive of the SEPA. Under the terms of the agreement, the Company was obligated to pay a 4% fee upon the closing of the net funding amount of $1,350,000, equaling $54,000, and then 6% of the total cash consideration received by the Company or the Company’s creditors in connection with any follow on financing, and 0.5% on the amount of any drawdown made by the Company on the SEPA. The Company also agreed to indemnify and hold harmless the third party from and against any and all losses, claims, damages, obligations, penalties, judgments, any and all legal and other actions caused by or related to the third party’s engagement with the Company. As of December 31, 2024, the Company paid a total of $54,000 to the third party in connection with this finder’s fee and indemnity agreement.

Master Services Agreements – On December 31, 2024, the Company entered into one-year agreements with five customers to provide access to the NexGenAI Affiliates Network platform. Under the terms of these agreements, the Company is obligated to deliver platform access and related services over the contract period beginning in 2025. Revenue recognition will commence upon the start of services in accordance with ASC 606, Revenue from Contracts with Customers. As these agreements represent future contractual obligations, there was no impact on the Company’s financial position, results of operations, or cash flows as of December 31, 2024. The total contract value associated with these agreements is approximately $1.6 million, which is expected to be recognized as revenue over the respective service periods in 2025.

NOTE 12 - 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the years ended December 31, 2024 and 2023, no employer contributions were made.

NOTE 13 – INCOME TAXES

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

During the years ended December 31, 2024 and 2023, a reconciliation of income tax benefit at the statutory rate of 35% and 30%, respectively to income tax benefit at the Company’s effective tax rate is as follows:

	2024	2023
Income tax benefit at statutory rate	$2,455,499	$4,357,970
Change in valuation allowance	$(2,455,499)	$(4,357,970)

The income tax provision differs from the expense that would result from applying federal statutory rates to income taxes as follows:

	2024			2023
Excepted federal statutory income tax provision/rate	$(2,284,257)	(21.0%	)	$(2,965,619)	(21.0%	)
State income taxes, net of federal benefit	(58,863)	(0.5%	)	(1,392,351)	(9.0%	)
Other	(112,379)	(1.0%	)	–	–

Income tax benefit at statutory rate	(2,455,499)	(22.6%	)	(4,357,970)	(30.0%	)
Change in valuation allowance	2,455,499	22.6%		4,357,970	30.0%
	$–	–%		$–	–%

The Company’s calculation of net operating loss carryforwards:

	2024	2023
Deferred tax assets
Net operating loss carryforwards	$24,971,010	$22,473,712
Section 174 R&D	1,275,054	1,799,825
PPE and intangible assets	915,327	416,708
State taxes	(1,569,922)	(1,554,275)
Subtotal	25,591,469	23,135,970
Valuation Allowance	(25,591,469)	(23,135,970)
Net deferred tax assets (liabilities)	$–	$–

At December 31, 2024, the Company had approximately $86,200,000 of unused net operation loss carryforwards. Unused net operating loss carryforwards may provide future benefits although there can be no assurance that these net operating losses will be realized in the future. The tax benefits of these loss carryforwards have been fully offset by valuation allowance. These losses may be used to offset future taxable income and will carryforward indefinitely.

NOTE 14 – NOTE RECEIVABLE

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

In the event that a certain business transaction between the Lender and Borrower as contemplated by that certain binding term sheet dated April 13, 2023, and referenced in Note 11, Commitments and Contingencies, is consummated prior to the maturity date, the full amounts due under this note shall be applied against the cash portion of any closing payment due from the Lender in connection with such transaction and any excess amounts under this note shall be treated as additional purchase price in connection with the transaction.

As of September 30, 2023, and in relation to the Deverra asset purchase referenced in Note 11, Commitments and Contingencies, $567,609 of principal and $2,892 of interest were applied against the cash portion of the closing payment with the Company in connection with such transaction. The note is considered paid in full.

NOTE 15 – RELATED PARTY TRANSACTIONS

In September 2023, the Company entered into a transaction with AG Bio Life Capital I LP (“AG”), a Delaware limited partnership, where an employee of the Company is the general partner. The Company agreed to issue 600,000 shares (pre-reverse stock split) of common stock of the Company (“AG Shares”) to AG, in exchange for $600,000, consisting of $100,000 payable in cash and the balance payable under a promissory note (“AG Note”). The principal amount including all interest under the AG Note is due and payable by AG no later than August 30, 2024 (the “AG Maturity Date”). The outstanding unpaid principal balance of the AG Note bears interest commencing as of the Company’s next registration statement at the rate of six (6%) percent per annum, which interest rate will increase to eighteen (18%) percent per annum in the event an event of default occurs under the AG Note, computed on the basis of the actual number of days elapsed and a year of 365 days. AG has the option of repaying the obligations under the AG Note in advance of the AG Maturity Date, in whole or in part, at any time upon at least thirty (30) days prior written notice delivered to the Company. AG has certain obligations to contribute the proceeds of the sale of its AG Shares to the Company, in the event that any AG Shares are sold prior to the AG Maturity Date. On August 12, 2024, AG transferred and assigned $522,667 to the Company, the sum of principal and accrued interest owed, of shares of common stock in a privately held company. As a result of this assignment agreement, the AG Note is considered paid in full, and $522,667 is recorded as an investment at December 31, 2024.

As of December 31, 2024, the Company holds investments in certain privately held companies, recorded as investments on the Company’s consolidated balance sheets. The Company’s Chief Executive Officer and Chief Financial Officer each hold ownership interests in these privately held companies.

The investments were made in the ordinary course of business and on terms management believes are consistent with those that would be negotiated on an arm’s length basis. As of December 31, 2024, the Company’s carrying value of these investments was $5,691,084.

NOTE 16 – INTANGIBLE ASSETS

On December 19, 2024, the Company acquired the assets of NexGenAI Affiliates Network Platform (“NexGenAI”), from the seller NexGenAI Solutions Group, Inc., which contains AI-powered marketing software and robotic process automation capabilities. The acquired assets include intellectual property, a domain name and associated website, and the technology stack as defined in the agreement. As consideration for the purchase, the Company paid the seller 187,500 shares of common stock, or $541,875. In connection with the purchase, the Company entered into a Master Services Agreement with the seller, for website development services and for services to enhance the existing technology.

The Company accounted for the NexGenAI transaction as an asset acquisition in accordance with ASC 805-50, Business Combinations – Asset Acquisitions, and recorded as intangible assets on the consolidated balance sheet as of December 31, 2024.

NOTE 17 – SEGMENT REPORTING

Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its Chief Executive Officer as the CODM. Effective in 2024, the Company began operating in two segments: Biotechnology and Technology. Prior to 2024, the Company did not report operating segments.

Biotechnology Segment: This segment is non-revenue generating and incurs expenses by developing its biotechnology product pipeline. The Biotechnology Segment had total assets of $8,366,785 as of December 31, 2024.

Technology Segment: This segment is non-revenue generating and incurs expenses by acquiring technology assets to support and enhance operational capabilities through advanced technologies. The Technology Segment had total assets of $541,875 as of December 31, 2024.

The Company believes that this structure reflects its current operational and financial management, and that it provides the best structure for the Company to focus on growth opportunities while maintaining financial discipline. The factors used to identify the Biotechnology and Technology operating segments were the difference in future potential revenue streams and customer base for each segment, the reporting structure for operational and performance information within the Company, and management’s decision to organize the Company around the different future potential revenue generating activities of the segments.

Segment information relating the Company's two operating segments for the year ended December 31, 2024 is as follows:

	December 31, 2024
	Biotechnology Segment	Technology Segment	Consolidated
Sales	$–	$–	$–
Total operating expenses	10,054,488	–	10,054,488
Net loss from operations	$(10,054,488)	$–	$(10,054,488)

NOTE 18 – SUBSEQUENT EVENTS

Management has performed a review of all events and transactions occurring after December 31, 2024 for items that would require adjustment to or disclosure in the accompanying consolidated financial statements, noting no such items or transactions other than the following.

On January 2, 2025, YA II PN, LTD (“Yorkville”) elected to convert a portion of the outstanding principal balance on YA Note-1, the convertible promissory note with an outstanding principal balance of $1,304,758. Yorkville converted $219,758 of the principal balance into 81,877 shares of common stock at a conversion price of $2.92 per share. After conversion, the principal balance of the note has a remaining balance of $1,085,000.

On January 16, 2025, the Company entered into a convertible promissory note with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”), in the original principal amount of $1,100,000. Interest shall accrue on the outstanding balance of the note at an annual rate equal to 8%, subject to an increase to 18% upon an event of default as described in the Yorkville note. The maturity date of the note is December 31, 2025. Yorkville may convert the note into shares of Common Stock at any time at a conversion price equal to the lower of (i) $20.00 (the “Fixed Price”) or (ii) a price per share equal to 95% of the lowest daily VWAP during the 5 consecutive trading days immediately prior to the conversion date of the note (the “Variable Price”), but which Variable Price shall not be lower than a floor price of $1.00 per share (the “Floor Price”). The Company internally refers to this note at YA Note-2.

If an Amortization Event occurs, then the Company shall make monthly payments beginning on the later of the 7th Trading Day after the Amortization Event Date, and any the date that is six months from the Issuance Date, and continuing on the same day of each successive calendar month until the entire outstanding principal amount shall have been repaid. Each monthly payment shall be in an amount equal to the sum of (i) $250,000 of principal in the aggregate among this Note (or the outstanding principal if less than such amount) (the “Amortization Principal Amount”), plus (ii) a payment premium equal to 5% in respect of such Amortization Principal amount. The obligation of the Company to make monthly prepayments shall cease (with respect to any payment that has not yet come due) if any time after an Amortization Event (a) if the Amortization Event is due to the Floor Price, the daily VWAP is greater than the 110% of the Floor Price for a period of seven consecutive trading days, and (b) if the Amortization Event is due to the Exchange Cap, the date the Company has obtained stockholder approval to increase the number of Common Shares under the Exchange Cap and/ or the Exchange Cap no longer applies, in either case unless a subsequent Amortization Event occurs

Additionally, the Company, at its option, shall have the right, but not the obligation, to redeem early a portion or all amounts outstanding under the note at a redemption amount equal to the outstanding principal balance being repaid or redeemed, plus a 5% prepayment premium, plus all accrued and unpaid interest; provided that (i) the Company provides Yorkville with no less than ten trading days’ prior written notice thereof and (ii) on the date such notice is issued, the VWAP of the Common Stock is less than the Fixed Price.

An “Amortization Event” will occur under the terms of the Promissory Note if (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days, or (ii) the Company has issued has issued to Yorkville, pursuant to the transactions contemplated in the note and any integrated transactions, in excess of 99% of the Common Shares available under the Exchange Cap.

On February 6, 2025, the Company completed its successful closure of the remaining $5.7 million of its Series A preferred stock offering, completing the total $10.0 million financing round. This includes the collection of the total $2.1 million subscription receivable recorded on the Company’s consolidated balance sheets at December 31, 2024.

On March 3, 2025, the Company reached an agreement with Vy-Gen-Bio, Inc. (“Vy-Gen”) to successfully license the exclusive worldwide development and commercialization rights to the GEAR™ (Gene Edited Antibody Resistant) Cell Therapy Platform, representing a first-in-class approach to modifying potent cancer-targeting immune cells to optimize the likelihood of deep remission in patients with hematologic malignancies and other cancers. Coeptis had previously held limited co-development rights to GEAR. As part of this exclusive GEAR license agreement with VyGen-Bio, Inc., the Company committed to paying a $400,000 license fee by August 1, 2025, along with other license fees, milestone and royalty payments in 2026 and beyond.

On March 5, 2025, the Company entered into a one-year agreement with a customer to provide access to the NexGenAI Affiliates Network platform. The contract fee paid by the customer consisted of 2,857,143 shares in the customer’s publicly traded stock, or $600,000, which the Company will record as an investment on the consolidated balance sheets.

