Form 10-Q
period 2025-03-31
Coeptis Therapeutics Holdings, Inc.
filed 2025-05-14
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock as of the latest practicable date was: 3,513,838 shares of $0.0001 par value common stock outstanding as of May 14, 2025.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2025

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II – OTHER INFORMATION	33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

SIGNATURES	35

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$4,268,368	$532,885
Prepaid assets	382,628	518,407
TOTAL CURRENT ASSETS	4,650,996	1,051,292

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	14,924	14,777
Furniture and fixtures, net	10,313	10,460

OTHER ASSETS
Investments	6,941,083	5,691,084
Intangible assets, net	496,719	541,875
Co-development options, net	1,304,167	1,554,166
Right of use asset, net of accumulated amortization	49,789	59,783
Total other assets	8,791,758	7,846,908
TOTAL ASSETS	$13,453,067	$8,908,660

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,120,657	$1,269,763
Accrued expenses	602,447	736,884
Notes payable, in default	100,000	100,000
Convertible notes payable, net of debt discount of $445,756 and $435,635	1,739,244	1,087,873
Right of use liability, current portion	32,191	42,305
Derivative liability	635,489	1,041,484
Customer deposit	1,187,126	–
Other current liabilities	235,000	235,000
TOTAL CURRENT LIABILITIES	5,652,154	4,513,309

LONG TERM LIABILITIES
SBA loan payable	150,000	150,000
Derivative liability warrants	169,125	359,250
Right of use liability, non-current portion	18,874	18,875
TOTAL LONG TERM LIABILITIES	337,999	528,125
TOTAL LIABILITIES	5,990,153	5,041,434

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 3,800 and 6,250 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	2
Common stock, $0.0001 par value, 150,000,000 shares authorized, 3,364,939 and 2,116,191 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively	337	212
Additional paid-in capital	108,382,890	102,976,748
Common stock subscribed	–	541,875
Subscription receivable	(250,000)	(2,100,000)
Accumulated deficit	(101,654,614)	(98,233,673)
TOTAL STOCKHOLDERS' EQUITY - CONTROLLING INTERESTS	6,478,614	3,185,164
TOTAL STOCKHOLDERS' EQUITY - NONCONTROLLING INTERESTS	984,300	682,062
TOTAL STOCKHOLDERS' EQUITY	7,462,914	3,867,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,453,067	$8,908,660

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
SALES
Sales	$62,874	$–
Total sales	62,874	–
Cost of goods	45,156	–
Gross profit	17,718	–

OPERATING EXPENSES
Research and development expense	86,659	777,069
Salary expense	439,173	445,359
Amortization expense	250,000	250,000
Professional services expense	2,325,567	1,180,499
Stock based compensation expense	597,731	96,889
Selling and marketing expense	106,500	–
General and administrative expenses	269,072	172,567
Total operating expense	4,074,702	2,922,383

LOSS FROM OPERATIONS	(4,056,984)	(2,922,383)

OTHER INCOME (EXPENSE)

Interest expense	(71,491)	(200,505)
Other (expense) income	111,414	86,625
Change in fair value of derivative liabilities	596,120	34,875
TOTAL OTHER INCOME (EXPENSE), net	636,043	(79,005)

LOSS BEFORE INCOME TAXES	(3,420,941)	(3,001,388)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(363,211)	–
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(3,057,730)	–
NET LOSS	$(3,420,941)	$(3,001,388)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(1.11)	$(0.08)

Weighted average number of common shares outstanding	3,073,074	35,544,709

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the three months ended March 31, 2025 and 2024

(Unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	COMMON STOCK	SUBSCRIPTION	ACCUMULATED	TOTAL	NON-CONTROLLING	TOTAL COEPTIS
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	RECEIVABLE	DEFICIT	EQUITY	INTEREST	EQUITY

BALANCE AT DECEMBER 31, 2023	–	$–	1,766,552	$179	$91,670,045	$–	$(3,500,000)	$(87,356,260)	$813,964	$–	$813,964
Shares issued for non-employee services	–	–	54,819	7	541,640	–	–	–	541,647	–	541,647
Warrants issued for cash	–	–	–	–	500,000	–	–	–	500,000	–	500,000
Warrants issued for services	–	–	–	–	8,150	–	–	–	8,150	–	8,150
Warrants issued in exchange for note receivable	–	–	–	–	1,900,000		(2,000,000)	–	(100,000)	–	(100,000)
Stock based compensation	–	–	–	–	96,889	–	–	–	96,889	–	96,889
Stock split adjustment	–	–	–	–	103	–	–	–	103	–	103
Net loss	–	–	–	–	–	–	–	(3,001,388)	(3,001,388)	–	(3,001,388)
BALANCE AT MARCH 31, 2024	–	$–	1,821,371	$186	$94,716,827	$–	$(5,500,000)	$(90,357,648)	$(1,140,635)	$–	$(1,140,635)

BALANCE AT DECEMBER 31, 2024	6,520	$2	2,116,191	$212	$102,976,748	$541,875	$(2,100,000)	$(98,233,673)	$3,185,164	$682,062	$3,867,226
Series A Preferred Stock Offering	3,480	–	–	–	3,177,762	–	1,850,000	–	5,027,762	–	5,330,000
Pre-funded warrants exercise	–	–	200,000	20	380	–	–	–	400	–	400
Preferred share conversion	(6,200)	(1)	775,000	78	(77)	–	–	–	–	–	–
Shares Issued for Services	–	–	4,371	–	25,000	–	–	–	25,000	–	25,000
Shares Issued for SEPA	–	–	81,877	8	239,195	–	–	–	239,204	–	239,204
Asset Purchase Agreement	–	–	187,500	19	541,856	(541,875)	–	–	–	–	–
Stock based compensation	–	–	–	–	597,731	–	–	–	597,731	–	597,731
Warrants issued for services	–	–	–	–	824,295	–	–	–	824,295	–	824,295
Net income (loss)	–	–	–	–	–	–	–	(3,420,941)	(3,420,941)	–	(3,420,941)
BALANCE AT MARCH 31, 2025	3,800	$1	3,364,939	$337	$108,382,890	$–	$(250,000)	$(101,654,614)	$6,478,614	$984,300	$7,462,914

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
OPERATING ACTIVITIES

Net loss	$(3,420,941)	$(3,001,388)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	295,303	250,211
Amortization of debt discount	99,879	150,000
Right of use asset amortization	9,994	9,130
Change in fair value of derivative liability	(405,995)	–
Change in fair value of derivative liability warrants	(190,125)	(34,875)
Stock based compensation	597,731	96,889
Shares issued for non-employee services	25,000	541,750
Forgiveness of interest	19,447	–
Warrants issued for services	824,295	8,150

(Increase) decrease in:
Interest receivable	–	(69,604)
Prepaid assets	135,778	47,140

Increase (decrease) in:
Accounts payable	(149,107)	(53,801)
Right of use liability	(10,115)	(9,085)
Customer deposit	(62,874)	–
Other current liabilities	(134,437)	163,093
NET CASH USED IN OPERATING ACTIVITIES	(2,366,167)	(1,902,390)

INVESTING ACTIVITIES

Increase in subscription receivable in exchange for cash	–	(100,000)
NET CASH USED IN INVESTING ACTIVITIES	–	(100,000)

FINANCING ACTIVITIES

Proceeds from notes payable	990,000	1,350,000
Repayment of notes payable	(218,750)	(287,500)
Preferred stock offering	5,330,000	–
Warrants issued for cash	400	–
Shares issued for cash	–	500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,101,650	1,562,500
NET INCREASE (DECREASE) IN CASH	3,735,483	(439,890)
CASH AT BEGINNING OF PERIOD	532,885	1,469,134
CASH AT END OF PERIOD	$4,268,368	$1,029,244

SUPPLEMENTAL CASH FLOW DISCLOSURES

Shares issued in exchange for notes receivable	$–	$1,900,000
Interest paid	$2,193	$2,193
Taxes paid	$–	$–

SUPPLEMENTAL NON-CASH DISCLOSURE

Shares issued in exchange for notes receivable	$–	$1,900,000

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2025 and 2024 (unaudited)

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on March 28, 2025.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc., Coeptis Pharmaceuticals, LLC, SNAP Biosciences, Inc., and GEAR Therapeutics, Inc. All material intercompany accounts, balances and transactions have been eliminated.

Reverse Stock Split – On December 31, 2024, the Company completed a 20-1 reverse stock split of its issued and outstanding common stock. As a result of the reverse stock split, every 20 shares of issued and outstanding common stock were automatically combined into one share, with no change in the par value per share. Fractional shares resulting from the reverse stock split were rounded to the nearest whole share. The reverse stock split has been retrospectively applied to all share and per-share amounts presented in these unaudited condensed consolidated financial statements and accompanying notes for all periods presented.

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

Recent Accounting Pronouncements – During the three months ended March 31, 2025, there were new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

Revenue Recognition – The company recognizes revenue in accordance with ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”) to depict the transfer of control to the company’s customers in an amount reflecting the consideration to which the company expects to be entitled. The company determines revenue recognition through the following steps:

i.	Identification of the contract, or contracts, with a customer
ii.	Identification of the performance obligations in the contract
iii.	Determination of the transaction price
iv.	Allocation of the transaction price to the performance obligations in the contract
v.	Recognition of revenue, when, or as, the company satisfies the performance obligations.

Under ASC 606, revenue is recognized when control of promised goods and services is transferred to customers. A performance obligation is a contractual promise to transfer a distinct good or service to the customer and is the unit of account under ASC 606. The transaction price of a contract is allocated to distinct performance obligations and recognized as revenue when or as the performance obligations are satisfied.

The company generates revenue from its customers by 1) performing data research for its customers and delivers advertising campaigns via cold emails and social media sites, and 2) providing webinars for its customers to a targeted business-to-business audience. The fee for these services is based on observable prices explicitly negotiated between the Company and the customer. The company recognizes revenue at the point in time when the good or service is delivered to the customer, which occurs upon delivery of the advertising campaign or webinar and there is a transfer of control to the customer.

During the three months ended March 31, 2025, revenues from delivering advertising campaigns via cold emails and social media sites were recognized from two customers who accounted for 100% of our revenue. Revenue was recognized at the point of delivery to the customer. As of March 31, 2025, the Company has recorded customer deposits in the amount of $1,187,126.

Investments – The Company classifies its investments in accordance with ASC 320, Investments – Debt and Equity Securities, and ASC 321, Investments – Equity Securities, as applicable. Investments in equity securities with readily determinable fair values are measured at fair value, with unrealized gains and losses recognized in net income. For equity securities without readily determinable fair values, the Company applies the measurement alternative, recording these investments at cost, adjusted for impairments or observable price changes from transactions involving similar securities.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of March 31, 2025, the Company had an accumulated deficit of $101,654,614, and for the three months ended March 31, 2025, the Company had a net loss of $3,420,941. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

NOTE 3 – CO-DEVELOPMENT OPTIONS

In December 2018, the Company entered into an agreement with Purple Biotech (“Purple”) to market, distribute, and sell the Consensi product (the “Product”) on an exclusive basis within the United States and Puerto Rico. In September of 2021, the Company executed a license termination agreement with Purple to cease all efforts for sales and promotion of the Product in the United States and Puerto Rico. The termination included (i) issuance of $1,500,000 of convertible debt due in February 2023 to satisfy amounts owed for the license, (ii) the issuance of warrants (See Note 8, Capital Structure) and (iii) transfer of inventory ownership back to Purple. In conjunction with this termination, the Company also terminated its marketing agreement with a third party for the Product’s sales and promotion. On July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule, extending the maturity date to March 31, 2024. On June 19, 2024, the Company and Purple executed another amendment to extend the maturity date to August 31, 2024. The outstanding principal balance due under the convertible note at December 31, 2024 was $218,750. The Company paid the outstanding $218,750 principal balance in full during the quarter ended March 31, 2025, and the convertible note is considered satisfied.

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

In March 2025, the Company reached an agreement with Vy-Gen-Bio, Inc. (“Vy-Gen”) to successfully license the exclusive worldwide development and commercialization rights to the GEAR™ (Gene Edited Antibody Resistant) Cell Therapy Platform, representing a first-in-class approach to modifying potent cancer-targeting immune cells to optimize the likelihood of deep remission in patients with hematologic malignancies and other cancers. Coeptis had previously held limited co-development rights to GEAR. As part of this exclusive GEAR license agreement with VyGen-Bio, Inc., the Company committed to paying a $400,000 license fee by August 1, 2025, along with other license fees, milestone and royalty payments in 2026 and beyond.

The total gross capitalized Co-Development options recorded was $5,291,667, with accumulated amortization of $3,987,500, resulting in a net carrying amount of $1,304,167 at March 31, 2025.

NOTE 4 – NOTES PAYABLE

In October 2022, as a result of the Merger, the Company entered into a convertible promissory note agreement with an unrelated third party in the principal amount of $350,000 with no accruing interest and was due on October 28, 2023 for legal services rendered to the Company. The noteholder may elect, in its sole discretion upon written notice to the Company, at any time prior to, as of or following the maturity date, to require that all or any portion of the principal amount not then repaid be converted, without any further action on the part of the noteholder, into shares of common stock, par value $0.0001 per share. The conversion price as set forth by the note is equal to $10.00 per share, provided that the conversion price shall be subject to a one-time adjustment on January 3, 2023, with the conversion price adjustable to a price equal to the thirty-day volume weighted average price of the stock as traded on the Nasdaq. However, the conversion price following such adjustment shall not be lower than a floor of $5.00 per share nor greater than $10.00 per share. Upon full conversion of the remaining principal amount due, the note will, for all purposes be deemed cancelled and all obligations shall be deemed paid in full. On October 27, 2023, a $200,000 payment was made, and on December 15, 2023, another $50,000 payment was made. On June 25, 2024, the Company and the unrelated third party signed an amendment to the note that extended the maturity date to July 31, 2024. The outstanding balance due under the convertible note at March 31, 2025 and December 31, 2024 was $100,000. The note was in default as of March 31, 2025.

NOTE 5 – CONVERTIBLE NOTES

In September 2021, as part of a termination of a license agreement with Purple (see Note 3, Co-Development Options), the Company issued a convertible note in the principal amount of $1,500,000 that was payable on or before the maturity date in February 2023, bearing interest of 5% per annum and convertible in whole or in part at any time by Purple into shares of common stock of the Company. The conversion price is $5 per share of common stock, subject to certain adjustments under such terms and conditions as agreed between the parties. The Company may prepay the principal amount of the note plus accrued and unpaid interest at any time prior to the maturity date. On July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule, extending the maturity date to March 31, 2024. On June 19, 2024, the Company and Purple executed another amendment to extend the maturity date to August 31, 2024. The outstanding principal balance due under the convertible note at December 31, 2024 was $218,750. The Company paid the outstanding $218,750 principal balance in full during the quarter ended March 31, 2025, and the convertible note is considered satisfied.

Yorkville Convertible Notes

On January 3, 2024, the Company entered into an unsecured note agreement with an unrelated third party, YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) in the principal amount of $1,500,000 (the “YA Note-1”). YA Note-1 was issued with a 10% original issue discount. The original principal amount, together with interest of 8%, was payable by the Company on March 15, 2024, and was extended to July 31, 2024. The note had an outstanding principal balance of $1,235,178 with $150,000 of the debt discount fully amortized to interest expense as of October 31, 2024. On November 1, 2024, the Company entered into an agreement with Yorkville that completely terminates and replaces YA Note-1 (see the Yorkville Transaction defined below). See Note 8, Capital Structure - Standby Equity Purchase Agreement, for further details.

On November 1, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) pursuant to which the Company has the right to sell Yorkville up to $20,000,000 of its shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, Yorkville has agreed to advance to the Company in the form of a convertible promissory note (the “Convertible Note”) an aggregate principal amount of up to $1,304,758 (the “Pre-Paid Advance”), which terminated and replaced the $1,235,178 YA Note-1 outstanding balance discussed above. The Convertible Note bears an interest rate of 8% per annum and is convertible in whole or in part at any time by Yorkville into shares of common stock of the Company at a conversion price determined based on the lower of the lower of (i) $1.00 per common share (the “Fixed Price”), or (ii) 95% of the lowest daily volume weighted average price during the five consecutive trading days immediately preceding the conversion date (the “Variable Price”), but which Variable Price shall not be lower than the floor price of $0.80 (the “Floor Price”). The Convertible Note matures on November 1, 2025. During the three months ended March 31, 2025, the Company recorded amortization of debt discount in the amount of $76,555 for the Convertible Note.

On January 2, 2025, Yorkville elected to convert a portion of the outstanding principal balance on YA Note-1, the convertible promissory note with an outstanding principal balance of $1,304,758. Yorkville converted $219,758 of the principal balance and $19,446 of accrued interest into 81,877 shares of common stock at a conversion price of $2.92 per share. After conversion, the principal balance of the note has a remaining balance of $1,085,000.

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

The SEPA is an equity-linked contract that does not qualify for equity classification and is accounted for as a derivative liability recognized at fair value. Any changes in fair value between the carrying amount of the forward issuance contracts and the settlement amounts will be recognized in other income (expense) in the consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the fair value of the SEPA was $635,489 and $1,041,484, respectively. For the three months ended March 31, 2025, the Company recognized a gain on the change in fair value of derivative liability in the amount of $405,995, in the Company’s condensed consolidated statements of operations.

The following table presents information about the Company’s derivative liability that is measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	December 31, 2024
Derivative liability	3	$635,489	$1,041,484
Total		$635,489	$1,041,484

The derivative liability is accounted for as a liability in accordance with ASC 480 and are presented within derivative liability in the accompanying condensed consolidated balance sheets. The derivative liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations.

The derivative liability was valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the derivative liability is the step factors input, assumed price movement, and probabilities assigned to them.

The following table provides quantitative information regarding Level 3 fair value measurements for the derivative liability:

	March 31, 2025	December 31, 2024
Risk-free interest rate	4.23%	4.16%
Expected volatility	141.97%	114.61%
Conversion price	$8.78	$3.71
Stock price	$9.37	$5.50

The following table presents the changes in the fair value of derivative liability:

Warrant Liabilities
Fair value as of November 1, 2024 (inception)	$501,824
Change in fair value	539,660
Fair value as of December 31, 2024	1,041,484
Change in fair value	(405,995)
Fair value as of March 31, 2025	$635,489

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2025.

On January 16, 2025, the Company entered into a convertible promissory note with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”), in the original principal amount of $1,100,000. Interest shall accrue on the outstanding balance of the note at an annual rate equal to 8%, subject to an increase to 18% upon an event of default as described in the note. The maturity date of the note is December 31, 2025. Yorkville may convert the note into shares of Common Stock at any time at a conversion price equal to the lower of (i) $20.00 (the “Fixed Price”) or (ii) a price per share equal to 95% of the lowest daily VWAP during the 5 consecutive trading days immediately prior to the conversion date of the note (the “Variable Price”), but which Variable Price shall not be lower than a floor price of $1.00 per share (the “Floor Price”). The Company internally refers to this note at YA Note-2.

If an Amortization Event occurs, then the Company shall make monthly payments beginning on the later of the 7th Trading Day after the Amortization Event Date, and any the date that is six months from the Issuance Date, and continuing on the same day of each successive calendar month until the entire outstanding principal amount shall have been repaid. Each monthly payment shall be in an amount equal to the sum of (i) $250,000 of principal in the aggregate among this Note (or the outstanding principal if less than such amount) (the “Amortization Principal Amount”), plus (ii) a payment premium equal to 5% in respect of such Amortization Principal amount. The obligation of the Company to make monthly prepayments shall cease (with respect to any payment that has not yet come due) if any time after an Amortization Event (a) if the Amortization Event is due to the Floor Price, the daily VWAP is greater than the 110% of the Floor Price for a period of seven consecutive trading days, and (b) if the Amortization Event is due to the Exchange Cap, the date the Company has obtained stockholder approval to increase the number of Common Shares under the Exchange Cap and/ or the Exchange Cap no longer applies, in either case unless a subsequent Amortization Event occurs.

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

NOTE 6 – SBA LOAN PAYABLE

Loans under the CARES Act -- On July 8, 2020, the Company received a loan of $150,000 from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL loan accrues at the rate of 3.75% per annum and interest payments are due monthly in the amount of $731. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. The Company began making interest payments in January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of March 31, 2025 and December 31, 2024.

NOTE 7 – DERIVATIVE LIABILITY WARRANTS

At March 31, 2025 and December 31, 2024, there were (i)  375,000 public warrants (the “Public Warrants”) outstanding that were issued as part of Bull Horn’s November 2020 initial public offering, which warrants are exercisable in the aggregate to acquire 187,500 shares of our common stock at an exercise price of $230.00 per share, (ii) 187,500 private warrants (the “Private Placement Warrants”) outstanding that were issued to our sponsor Bull Horn Holdings Sponsor LC and the underwriters in Bull Horn’s initial public offering in November 2020, which warrants are exercisable in the aggregate to 187,500 shares of our common stock at an exercise price of $230.00 per share. The amount of warrants and related exercise price were adjusted for the Company’s 20-1 reverse stock split effective December 31, 2024. The Private Placement Warrants became exercisable on the consummation of our Business Combination in October 2022. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock. With respect to the shares of common stock issuable upon the exercise of the Public Warrants, the class A warrants and the class B warrants during any period when the Company shall have failed to maintain an effective registration statement related to the issuance of such shares underlying the applicable warrants, the holder of any applicable warrants may exercise its warrant on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s derivative liability warrant that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	December 31, 2024
Warrant Liability – Public Warrants	1	$81,000	$165,000
Warrant Liability – Private Placement Warrants	3	88,125	194,250
Total		$169,125	$359,250

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative liability warrants in the accompanying condensed consolidated balance sheets. The derivative liability warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2025	December 31, 2024
Risk-free interest rate	3.74%	4.10%
Expected volatility	66.78%	82.01%
Exercise price	$230.00	$230.00
Stock price	$9.37	$5.50

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2024	$194,250	$165,000	$359,250
Change in valuation inputs	(106,125)	(84,000)	(190,125)
Fair value as of March 31, 2025	$88,125	$81,000	$169,125

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the quarter ended March 31, 2025 and year ended December 31, 2024.

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

Common Stock - As of March 31, 2025, the Company had 3,364,939 shares of its common stock issued and outstanding, and on December 31, 2024, the Company had 2,116,191 shares of its common stock issued and outstanding. All share amounts have been adjusted for the Company’s 20-1 reverse stock split effective December 31, 2024.

During the three months ended March 31, 2025 and the year ended December 31, 2024, there were no capital distributions.

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

Treasury Stock – There was no treasury stock at March 31, 2025 and December 31, 2024.

Preferred Stock – The Company has 10,000,000 shares of preferred stock authorized, of which 10,000 have been designated as Series A preferred stock. As of December 31, 2024, the Company had 6,520 shares of Series A preferred stock issued and outstanding, and at March 31, 2025, the Company had 3,800 shares of Series A preferred stock issued and outstanding.

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

On February 6, 2025, the Company completed its successful closure of the remaining $5.7 million of its Series A preferred stock offering, completing the total $10.0 million financing round. This includes the $250,000 subscription receivable recorded on the Company’s condensed consolidated balance sheets at March 31, 2025.

Throughout the quarter ended March 31, 2025, 6,200 shares of the 10,000 series A preferred shares were converted to common stock.

The series A investors currently have an aggregate 15% non-voting equity ownership interest in the Company’s two newly formed subsidiaries, SNAP Biosciences Inc. and GEAR Therapeutics Inc.

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

Stock Based Compensation –

Stock Based Compensation

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2024	279,625	$15.29	8.74	$–
Granted	87,375	10.52	10.00
Forfeited	–	–
Exercised	–	–
Outstanding at March 31, 2025	367,000	$14.15	8.84	$380,400

For the three months ended March 31, 2025 and 2024, the Company recorded $597,791 and $96,889, respectively, for stock-based compensation expense related to stock options. As of March 31, 2025, unamortized stock-based compensation for stock options was $1,799,928 to be recognized through December 31, 2027.

The options granted during the three months ended March 31, 2025 and 2024 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the three months ended March 31,
	2025	2024
Expected term, in years	5.84	5.38
Expected volatility	94.85%	79.35%
Risk-free interest rate	4.06%	3.66%
Dividend yield	–	–

Options/Stock Awards – On March 4, 2025, the Company granted options to purchase an aggregate of 87,375 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $10.52 per share. On January 6, 2025, the Company granted a stand-alone option to a consultant to purchase 100,000 shares of our common stock at an exercise price of $5.72 per share. The options are fully vested and carry a one-year term. On June 13, 2024, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors, and the Board of Directors, approved the grant to David Mehalick, the Company’s CEO, under the Company’s 2022 equity incentive plan, of options exercisable to acquire up to 120,000 shares of the Company’s common stock at an exercise price $6.20 per share. The options are fully vested and carry a 10-year term. On January 10, 2024, the Company granted options to purchase an aggregate of 1,535,000 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $0.65 per share. On January 27, 2023, the Company granted options to purchase an aggregate of 67,875 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $32.60 per share. The Company had also granted a stand-alone option to a former employee to purchase up to 5,000 shares of our common stock at an exercise price of $200 per share, however, the stand-alone option expired by its terms on January 31, 2024. On October 2, 2023, the Company granted additional options to purchase an aggregate of 15,000 shares of our common stock to two employees at an average price of $21.40.

Common Stock Warrants –

All common stock warrants outstanding, are listed in the table below:

				Outstanding at
Reference	Date Issued	Exercise price	Expiration	March 31, 2025	December 31, 2024
Warrant Holder 1	5/28/2021	$59.40	5/13/26	8,380	8,380
Warrant Holder 1	5/28/2021	$118.80	5/13/26	8,422	8,422
Warrant Holder 1	5/28/2021	$296.80	5/13/26	8,422	8,422
Warrant Holder 2	7/30/21	$59.40	7/30/26	421	421
Warrant Holder 2	7/30/21	$296.80	6/1/26	1,263	1,263
Warrant Holder 5	12/20/21	$59.40	12/20/26	2,948	2,948
Warrant Holder 18	3/30/22	$178.20	3/30/25	–	4,211
Warrant Holder 20	1/3/23	$50.00	1/2/27	5,000	5,000
Warrant Holder 21	1/20/23	$38.00	1/19/27	12,500	12,500
Series A & B Warrants	6/16/23	$27.20	12/16/28	306,250	306,250
Series A Warrants	10/23/23	$27.20	4/26/25	100,000	100,000
Series B Warrants	10/23/23	$27.20	4/26/29	100,000	100,000
Warrant Holder 22	6/16/23	$25.00	12/16/28	6,300	6,300
Warrant Holder 22	10/23/23	$28.00	4/26/29	3,300	3,300
Warrant Holder 23	6/16/23	$25.00	12/16/28	4,200	4,200
Warrant Holder 23	10/23/23	$28.00	4/26/29	2,400	2,400
Warrant Holder 24	10/23/23	$28.00	4/26/29	300	300
Pre-Funded Warrants 2	12/28/23	$0.002	– *	50,000	150,000
Pre-Funded Warrants 3	2/8/24	$0.002	– *	200,000	300,000
Warrant Holder 25	1/20/25	$12.00	1/20/30	100,000	–
	Total Warrants outstanding			920,105	1,024,317

*	Pre-funded warrants, do not expire.

Subscription receivable – In September 2023, the Company agreed to issue 25,000 shares of common stock to the borrower for a principal sum amount of $500,000. On August 12, 2024, the Company was transferred and assigned $522,667, the sum of principal and accrued interest owed as of June 30, 2024, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $522,667 is recorded as an investment at March 31, 2025 and December 31, 2024.

In September 2023, the Company agreed to issue 100,000 shares of common stock to the borrower for a principal sum amount of $2,000,000. On August 12, 2024, the Company was transferred and assigned $2,090,667, the sum of principal and accrued interest owed, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $2,090,667 is recorded as an investment at March 31, 2025 and December 31, 2024.

In December 2023, the Company agreed to grant pre-funded warrants exercisable to acquire up to 60,000 shares of common stock to the borrower for a principal sum amount of $1,000,000. During the first quarter of 2024, the Company and the third-party borrower agreed to amend the note as a result of the decline in the publicly traded common stock price. The amount of pre-funded warrants exercisable to acquire up to 60,000 shares of common stock was amended to 100,000 shares of common stock, and the total principal balance of the note agreement was increased from $1,000,000 to $1,100,000. On August 12, 2024, the Company was transferred and assigned $1,132,869, the sum of principal and accrued interest owed, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $1,132,869 is recorded as an investment at March 31, 2025 and December 31, 2024.

In February 2024, the Company agreed to grant pre-funded warrants exercisable to acquire up to 200,000 shares of common stock to the borrower for a principal sum amount of $1,900,000. On August 12, 2024, the Company was transferred and assigned $1,944,879, the sum of principal and accrued interest owed, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $1,944,879 is recorded as an investment at March 31, 2025 and December 31, 2024.

In June 2024, in connection with the Company’s series A preferred stock offering, the Company closed on subscription agreements totaling $2,100,000, which the Company collected in full in February 2025.

At March 31, 2025, the Company recorded subscription receivable of $250,000 resulting from two Series A subscription agreements where preferred shares have been issued as part of the February 6, 2025 closing.

Standby Equity Purchase Agreement – On November 1, 2024, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with Yorkville pursuant to which the Company has the right to sell to Yorkville up to $20,000,000 of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. The Company also entered into a Registration Rights Agreement with Yorkville pursuant to which it will register the resale of shares of common stock issued to Yorkville pursuant to the SEPA. Sales of common stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell common stock to Yorkville under the SEPA, except in connection with notices that may be submitted by Yorkville in certain circumstances as described below.

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

The SEPA will automatically terminate on the earliest to occur of (i) December 1, 2027, provided that the Convertible Note (defined in Note 5) has been fully repaid or (ii) the date on which the Company shall have made full payment of Advances pursuant to the SEPA. The Company has the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to Yorkville pursuant to the Convertible Note. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent.

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

Additionally, Yorkville agreed to advance to the Company, in exchange for the Convertible Note, an aggregate principal amount of $1,304,758 (see Note 5 for a description of the Convertible Note). At any time while the SEPA is in place that there is a balance outstanding under the Convertible Note, Yorkville may deliver a notice (an “Investor Notice”) to the Company to cause an Advance Notice to be deemed delivered to Yorkville and the issuance and sale of shares of Common Stock to Yorkville pursuant to an Advance. Yorkville may select the amount of the Advance in an amount not to exceed the balance owed under the Convertible Note outstanding on the date of delivery of such Investor Notice. The shares will be issued and sold to Yorkville pursuant to an Investor Notice at a per share price equal to the conversion price that would be applicable to the amount of the Advance selected by Yorkville if such amount were to be converted as of the date of delivery of the Investor Notice. Yorkville will pay the purchase price for such shares to be issued pursuant to the Investor Notice by offsetting the amount of the purchase price to be paid by Yorkville against an amount outstanding under the Yorkville Note.

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

NOTE 9 – NON-CONTROLLING INTEREST

As a result of the series A preferred stock offering discussed in Note 8, Capital Structure, the Company has consolidated the two newly formed subsidiaries, SNAP Biosciences, Inc. and GEAR Therapeutics, Inc., because we have a controlling interest in both. Therefore, the entities’ financial statements are consolidated in our condensed consolidated financial statements and the entities’ equity is recorded as a non-controlling interest. As part of the initial closings, the Series A Investors received in the aggregate a 15% non-voting equity ownership in both of the newly formed subsidiaries. The Company contributed the co-development options to GEAR Therapeutics, Inc. and recorded $984,300 of non-controlling interest at March 31, 2025. The remainder was recorded as additional paid in capital. The Company contributed both the exclusive license and corporate research agreements with the University of Pittsburgh to SNAP Biosciences, Inc.

NOTE 10 – INVESTMENTS

In August 2024, the Company satisfied $5.7 million of subscription receivables and related interest receivable in the form of shares of common stock in two privately held companies. During the three months ended March 31, 2025, the Company received $1.25 million of shares of common stock in five privately held companies in connection with master services agreements for access to the NexGenAI Affiliates Network platform. The shares of common stock are carried as investments on the Company’s condensed consolidated balance sheets at its initial cost basis of $1.00 per share. As the investments are in privately held companies, the Company will assess the investments for impairment on an annual basis. As of March 31, 2025, no impairment has been recorded related to these investments.

In March 2025, the Company entered into a one-year agreement with a customer to provide access to the NexGenAI Affiliates Network platform. The contract fee paid by the customer consisted of 2,857,143 shares in the customer’s publicly traded stock, or $600,000, which the Company will record as an investment on the condensed consolidated balance sheets.

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

The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the quarter ended March 31, 2025, rents paid totaled $11,415. During the quarter ended March 31, 2024, rents paid totaled $11,250.

Right of use asset is summarized below:

	March 31, 2025	December 31, 2024
Office lease	$243,550	$243,550
Less: accumulated depreciation	(193,761)	(183,767)
Right of use asset, net	$49,789	$59,783

Operating lease liability is summarized below:

	March 31, 2025	December 31, 2024
Office lease	$51,065	$61,180
Less: current portion	(32,191)	(42,305)
Long term portion	$18,874	18,875

Future minimum rental payments required under the lease are as follows:

2025	$34,631
2026	19,301
Total minimum lease payments:	53,932
Less amount representing interest	(2,867)
Present value of minimum lease payments:	$51,065

Legal Matters – The Company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the Company’s consolidated financial statements.

CAR T License – On August 31, 2022, the Company entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. The Company paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology. Under the terms of the agreement, the Company has been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T-cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, the Company paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement) and royalties equal to 3.5% of net sales. On January 25, 2023, the Company entered into a corporate research agreement with the University of Pittsburgh for the pre-clinical development of SNAP-CAR T-cells targeting HER2. The Company agreed to pay $716,714 for performance-based milestones over a two-year term, of which $298,768 has been paid as of March 31, 2025. The Company’s liability was $417,946 and $507,535 at March 31, 2025 and December 31, 2024, respectively, which is included within accrued expenses on the condensed consolidated balance sheets.

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

Registration Rights - Pursuant to a registration rights agreement entered into on October 29, 2020, the holders of the founder shares, the Private Placement Warrants and underlying securities, and any securities issued upon conversion of Working Capital Loans (and underlying securities) would be entitled to registration rights pursuant to a registration rights agreement. The holders of at least a majority in interest of the then-outstanding number of these securities were entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, Imperial, I-Bankers and Northland did not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement and did not exercise its demand rights on more than one occasion. The registration rights agreement did not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company would bear the expenses incurred in connection with the filing of any such registration statements.

Finder’s Fee and Indemnity Agreement – The Company entered into a finder’s fee and indemnity agreement with a third party, pursuant to which the Company has agreed to pay a fee in connection with the successful introduction and executive of the SEPA. Under the terms of the agreement, the Company was obligated to pay a 4% fee upon the closing of the net funding amount of $1,350,000, equaling $54,000, and then 6% of the total cash consideration received by the Company or the Company’s creditors in connection with any follow on financing, and 0.5% on the amount of any drawdown made by the Company on the SEPA. The Company also agreed to indemnify and hold harmless the third party from and against any and all losses, claims, damages, obligations, penalties, judgments, any and all legal and other actions caused by or related to the third party’s engagement with the Company. As of March 31, 2025, the Company paid a total of $103,500 to the third party in connection with this finder’s fee and indemnity agreement.

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

NOTE 12 – 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the quarters ended March 31, 2025 and 2024, no employer contributions were made.

NOTE 13 – INCOME TAXES

For the three months ended March 31, 2025 and 2024, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

NOTE 14 – RELATED PARTY TRANSACTION

In September 2023, the Company entered into a transaction with AG Bio Life Capital I LP (“AG”), a Delaware limited partnership, where an employee of the Company is the general partner. The Company agreed to issue 600,000 shares (pre-reverse stock split) of common stock of the Company (“AG Shares”) to AG, in exchange for $600,000, consisting of $100,000 payable in cash and the balance payable under a promissory note (“AG Note”). The principal amount including all interest under the AG Note is due and payable by AG no later than August 30, 2024 (the “AG Maturity Date”). The outstanding unpaid principal balance of the AG Note bears interest commencing as of the Company’s next registration statement at the rate of six (6%) percent per annum, which interest rate will increase to eighteen (18%) percent per annum in the event an event of default occurs under the AG Note, computed on the basis of the actual number of days elapsed and a year of 365 days. AG has the option of repaying the obligations under the AG Note in advance of the AG Maturity Date, in whole or in part, at any time upon at least thirty (30) days prior written notice delivered to the Company. AG has certain obligations to contribute the proceeds of the sale of its AG Shares to the Company, in the event that any AG Shares are sold prior to the AG Maturity Date. On August 12, 2024, AG transferred and assigned $522,667 to the Company, the sum of principal and accrued interest owed, of shares of common stock in a privately held company. As a result of this assignment agreement, the AG Note is considered paid in full, and $522,667 is recorded as an investment at March 31, 2025 and December 31, 2024.

As of March 31, 2025, the Company holds investments in certain privately held companies, recorded as investments on the Company’s condensed consolidated balance sheets. The Company’s Chief Executive Officer and Chief Financial Officer each hold ownership interests in these privately held companies.

As of March 31, 2025 and December 31, 2024, the Company’s carrying value of these investments was $6,941,083 and $5,691,084, respectively.

NOTE 15 – INTANGIBLE ASSETS

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

The Company accounted for the NexGenAI transaction as an asset acquisition in accordance with ASC 805-50, Business Combinations – Asset Acquisitions, and recorded as intangible assets on the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.

NOTE 16 – SEGMENT REPORTING

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

Biotechnology Segment: This segment is non-revenue generating and incurs expenses by developing its biotechnology product pipeline. The Biotechnology Segment had total assets of $11,706,348 as of March 31, 2025.

Technology Segment: This segment is non-revenue generating and incurs expenses by acquiring technology assets to support and enhance operational capabilities through advanced technologies. The Technology Segment had total assets of $1,746,719 as of March 31, 2025 and December 31, 2024.

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

Segment information relating the Company's two operating segments for the three months ended March 31, 2025 and 2024 is as follows:

	March 31, 2025
	Biotechnology Segment	Technology Segment	Consolidated
Sales	$–	$62,874	$62,874
Cost of goods sold	–	45,156	45,156
Total operating expenses	4,014,702	60,000	4,074,702
Net loss from operations	$(4,014,702)	$(42,282)	$(4,056,984)

	March 31, 2024
	Biotechnology Segment	Technology Segment	Consolidated
Sales	$–	$–	$–
Cost of goods sold	–	–	–
Total operating expenses	2,922,383	–	2,922,383
Net loss from operations	$(2,922,383)	$–	$(2,922,383)

NOTE 17 – SUBSEQUENT EVENTS

Management has performed a review of all events and transactions occurring after March 31, 2025 for items that would require adjustment to or disclosure in the accompanying condensed consolidated financial statements, noting no such items or transactions other than the following.

On April 25, 2025, the Company (“Coeptis” or the “Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CP Merger Sub Inc., a Wyoming corporation and wholly-owned subsidiary of Coeptis (“Merger Sub”), and Z Squared, Inc., a Wyoming corporation (“Z Squared”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), (i) Merger Sub will merge with and into Z Squared (the “Merger”) and (ii) Coeptis will immediately prior to the Merger effect a spin out of its biotechnology operations (the “Spin Out” and, together with Merger and the other transactions contemplated by the Merger Agreement, the “Transactions”), with Z squared continuing as the surviving corporation in the Merger and becoming a wholly-owned subsidiary of Coeptis.

In the Merger, all shares of Z Squared common stock issued and outstanding immediately prior to the effective time of the Merger (other than those properly exercising any applicable dissenters rights under Wyoming law), will be converted into the right to receive a portion of the Merger Consideration (as defined below) and (ii) any other outstanding securities with the right to convert into or acquire equity securities of Z Squared will be terminated. At the Closing, Coeptis will change its name as mutually agreed upon by the Purchaser and Z Squared.

In connection with the Spin Out, all of Coeptis’ assets comprising its biotechnology business will be assigned and contributed prior to Closing to one or more Spin Out Subsidiaries, which will then spin out to Coeptis’ stockholders of record on the record date established for the Coeptis Special Meeting (as defined below).

The aggregate Merger Consideration received by Z Squared security holders from Coeptis at the Closing will be a number of shares of Purchaser Common Stock that represents at Closing the Applicable Percentage of Purchaser’s issued and outstanding shares of Purchaser Common Stock as calculated on a Fully-Diluted Basis.

On May 9, 2025, Yorkville elected to convert a portion of the outstanding principal balance of the YA Note-1 convertible promissory note. Yorkville converted $730,000, in the aggregate, of the principal balance into 98,899 shares of common stock at a weighted average purchase price of $7.67 per share.

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

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2024.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three months ended March 31, 2025 and 2024, included in Part I, Item 1 of this Form 10-Q.

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

Biotechnology Segment

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

Technology Segment

NexGenAI Affiliates Network

On December 19, 2024, the Company acquired the assets of NexGenAI Affiliates Network Platform (“NexGenAI”), from the seller NexGenAI Solutions Group, Inc., which contains AI-powered marketing software and robotic process automation capabilities. The acquired assets include intellectual property, a domain name and associated website, and the technology stack as defined in the agreement.

The acquired assets include technology-enabled AI driven marketing automation platform, along with associated tools and infrastructure that enable the Company to offer managed digital marketing services under its own brand. Originally launched in the third quarter of 2023, the platform was developed to support client efforts in enhancing brand visibility, generating qualified leads, and advancing strategic growth initiatives. The Company’s managed service offerings now include lead generation, content marketing, social media marketing, email marketing, account-based marketing, marketing analytics, event marketing, and branding support.

The Company will utilize a proprietary suite of automation and virtual assistant technologies to streamline client outreach, engagement workflows, and digital marketing operations across our operations.

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

Comparison of the three months ended March 31, 2025 and March 31, 2024

Revenues. Revenues recorded in the three months ended March 31, 2025 and 2024 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $2,922,383 in the three months ended March 31, 2024 to $4,074,702 in the three months ended March 31, 2025. The increase in professional services expense is primarily related to equity transactions. Stock based compensation expense increased year-over year as a result of the 2025 stock option grants. The year-over-year decrease in Research and development expense is primarily a result of the SSA termination with Deverra Therapeutics in December, 2024.

General and Administrative Expenses. For the three months ended March 31, 2025 and 2024, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $200,505 for the three months ended March 31, 2024 and was $71,491 for the three months ended March 31, 2025. The decrease was primarily a result of the satisfaction of the Purple Biotech convertible note. Interest expense related to notes payable, which are discussed in detail in the notes to the condensed consolidated financial statements, incorporated by reference herein.

Change in Fair Value of Derivative Liabilities. The change in fair value for the three months ended March 31, 2024 was $34,875 and was $596,120 for the three months ended March 31, 2025. The decrease in value of the derivative liability warrants, and resulting gain, is a result of a drop in the implied volatility of the warrants and the shortened expiration time, as well as a decrease in the principal amount of the related convertible note in combination with an increase in the common share price during the period, leading to a reduced number of shares available to be converted.

Financial Resources and Liquidity. The Company had limited financial resources during the three months ended March 31, 2024 with cash of $1,029,244. For the period ended March 31, 2025, cash and cash equivalents increased to $4,268,368. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2025, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

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

Over the course of the year ended December 31, 2024, the Company worked toward remediation of these self-identified material weaknesses by (i) hiring additional resources to effectively allow for segregation of duties and highly technical accounting expertise, formally documenting accounting policies, and ensuring compliance with accounting requirements and (ii) adopting processes and procedures that support a timely financial statement close, and secondary reviews.

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, and as a result of the remediation efforts following the 2023 self-diagnosed material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All prior sales of unregistered securities have been properly disclosed in prior SEC filing.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer, Principal Executive Officer.Filed herewith.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of President, Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer. Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEPTIS THERAPEUTICS HOLDINGS, INC.
Registrant

Date: May 14, 2025	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer, Principal Executive Officer

Date: May 14, 2025	By:	/s/ Brian Cogley
Brian Cogley
Chief Financial Officer, Principal Financial and Accounting Officer

