Form 10-K/A
period 2024-12-31
Coeptis Therapeutics Holdings, Inc.
filed 2025-06-03
CIK 1759186

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

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 36,089,917 shares of $0.0001 par value common stock outstanding as of March 26, 2025.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 1”) amends the annual report on Form 10-K of Coeptis Therapeutics Holdings, Inc., a Delaware corporation (the “Company”), for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Original Form 10-K”). The Original Form 10-K omitted Exhibit 97, which is the Company’s Clawback Policy. The Company is filing this Amendment No. 1 solely to include the omitted exhibit.

Pursuant to the rules of the SEC, Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4, respectively. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Amendment No. 1. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Amendment No. 1.

This Amendment No. 1 speaks as of the original filing date of the Original Form 10-K. No other information included in the Original Form 10-K has been modified or updated in any way. The Original Form 10-K continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred after the original filing other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other SEC filings.

2

PART IV

Item 15. Exhibits, Financial Statement Schedules

Part IV of the Original Filing is hereby amended to solely provide for Exhibit 97 and the other exhibits required to be filed in connection with this Amendment No. 1.

The following exhibits are filed as part of this Amendment No. 1, and this list includes the Exhibit Index.

Exhibit No.	Description

31.3	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.4	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
97	Coeptis Therapeutics Holdings, Inc. Clawback Policy*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COEPTIS THERAPEUTICS HOLDINGS, INC.

Date: June 3, 2025	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer (Principal Executive Officer)

Date: June 3, 2025	By:	/s/ Brian Cogley
Brian Cogley
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Mehalick	Chief Executive Officer	June 3, 2025
David Mehalick	(Principal Executive Officer) and Director

/s/ Brian Cogley	Chief Financial Officer (Principal Financial and	June 3, 2025
Brian Cogley	Accounting Officer) and Director

/s/ Daniel Yerace	Director	June 3, 2025
Daniel Yerace

/s/ Christopher Calise	Director	June 3, 2025
Christopher Calise

/s/ Christopher Cochran	Director	June 3, 2025
Christopher Cochran

/s/ Philippe Deschamps	Director	June 3, 2025
Philippe Deschamps

/s/ Tara DeSilva	Director	June 3, 2025
Tara DeSilva

/s/ Gene Salkind	Director	June 3, 2025
Gene Salkind

4