Form 10-Q
period 2025-06-30
Coeptis Therapeutics Holdings, Inc.
filed 2025-08-14
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock as of the latest practicable date was: 4,820,317 shares of $0.0001 par value common stock outstanding as of August 13, 2025.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2025

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II – OTHER INFORMATION	37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

SIGNATURES	38

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$1,996,726	$532,885
Accounts receivable	30,000	–
Marketable securities	990,566	–
Prepaid assets	677,643	518,407
TOTAL CURRENT ASSETS	3,694,935	1,051,292

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	15,070	14,777
Furniture and fixtures, net	10,167	10,460

OTHER ASSETS
Investments	6,941,083	5,691,084
Intangible assets, net	451,563	541,875
Co-development rights, net	1,054,167	1,554,166
Right of use asset, net of accumulated amortization	39,564	59,783
Total other assets	8,486,377	7,846,908
TOTAL ASSETS	$12,191,479	$8,908,660

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,028,826	$1,269,763
Accrued expenses	416,209	736,884
Convertible notes payable, net of debt discount of $57,994 and $435,635	1,042,007	1,087,873
Notes payable, current portion, in default	100,000	100,000
Right of use liability, current portion	21,738	42,305
Customer deposit	1,631,445	–
Derivative liability	–	1,041,484
Other current liabilities	235,000	235,000
TOTAL CURRENT LIABILITIES	4,475,225	4,513,309

LONG TERM LIABILITIES
Note payable, net of current portion	150,000	150,000
Derivative liability warrants	467,250	359,250
Right of use liability, non-current portion	18,874	18,875
TOTAL LONG TERM LIABILITIES	636,124	528,125
TOTAL LIABILITIES	5,111,349	5,041,434

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 625 and 6,250 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	2
Common stock, $0.0001 par value, 150,000,000 shares authorized, 4,166,713 and 2,116,191 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	416	212
Additional paid-in capital	111,850,568	102,976,748
Subscription receivable	(125,000)	(2,100,000)
Common stock subscribed	359,046	541,875
Accumulated deficit	(105,989,201)	(98,233,673)
TOTAL STOCKHOLDERS' EQUITY - CONTROLLING INTERESTS	6,095,830	3,185,164
TOTAL STOCKHOLDERS' EQUITY - NONCONTROLLING INTERESTS	984,300	682,062
TOTAL STOCKHOLDERS' EQUITY	7,080,130	3,867,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,191,479	$8,908,660

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
SALES
Sales	$200,681	$–	$263,555	$–
Total sales	200,681	–	263,555	–
Cost of goods	45,157	–	90,313	–
Gross profit	155,524	–	173,242	–

COST OF OPERATIONS
Research and development expense	290,309	398,817	376,968	1,175,886
Salary expense	442,785	459,099	881,958	904,458
Amortization expense	250,000	250,000	500,000	500,000
Professional services expense	2,975,620	864,588	5,301,187	2,045,087
Stock based compensation expense	191,021	611,570	788,752	708,459
General and administrative expenses	527,003	239,028	797,575	411,595
Selling and marketing expense	–	5,000	105,000	5,000
Total cost of operations	4,676,738	2,828,102	8,751,440	5,750,485

LOSS FROM OPERATIONS	(4,521,214)	(2,828,102)	(8,578,198)	(5,750,485)

OTHER INCOME (EXPENSE)

Interest expense	(67,788)	(66,056)	(139,279)	(266,561)
Other (expense) income, net	(338,460)	8,063	(227,046)	94,688
Unrealized gain on marketable securities	390,566	–	390,566	–
Change in fair value of derivative liabilities	202,310	(149,250)	798,430	(114,375)
TOTAL OTHER INCOME (EXPENSE), net	186,628	(207,243)	822,671	(286,248)

LOSS BEFORE INCOME TAXES	$(4,334,586)	$(3,035,345)	$(7,755,527)	$(6,036,733)

PROVISION FOR INCOME TAXES (BENEFIT)	$–	$–	$–	$–
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(3,534,595)	(3,035,345)	(6,592,325)	(6,036,733)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(799,991)	–	(1,163,202)	–
NET LOSS	$(4,334,586)	$(3,035,345)	$(7,755,527)	$(6,036,733)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(1.17)	$(0.08)	$(2.29)	$(0.17)

Weighted average number of common shares outstanding	3,706,795	37,569,312	3,391,685	36,551,418

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

					ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED
BALANCE AT DECEMBER 31, 2023	–	$–	1,766,552	$179	$91,670,045	$–
Shares issued for non-employee services	–	–	54,819	7	541,640	–
Warrants issued for cash	–	–	–	–	500,000	–
Warrants issued for services	–	–	–	–	8,150	–
Warrants issued in exchange for note receivable	–	–	–	–	1,900,000	–
Stock based compensation	–	–	–	–	96,889	–
Stock split adjustment	–	–	–	–	102	–
Net loss	–	–	–	–	–	–
BALANCE AT MARCH 31, 2024	–	–	1,821,371	186	94,716,826	–

Shares issued for services	–	–	92,500	9	558,165	–
Shares issued for the conversion of debt	506	1	72,059	6	951,855	–
Preferred share offering	3,794	1	–	–	3,661,505	50,000
Stock based compensation	–	–	–	–	611,570	–
Stock split adjustment	–	–	–	–	315	–
Net loss	–	–	–	–	–	–
BALANCE AT JUNE 30, 2024	4,300	$2	1,985,930	$201	$100,500,236	$50,000

BALANCE AT DECEMBER 31, 2024	6,520	$2	2,116,191	$212	$102,976,748	$541,875
Series A Preferred Stock Offering	3,480	–	–	–	3,177,762	–
Pre-funded warrants exercise	–	–	200,000	20	380	–
Preferred share conversion	(6,200)	(1)	775,000	78	(77)	–
Shares Issued for Services	–	–	4,371	–	25,000	–
Shares Issued for SEPA	–	–	81,877	8	239,195	–
Asset Purchase Agreement	–	–	187,500	19	541,856	(541,875)
Stock based compensation	–	–	–	–	597,731	–
Warrants issued for services	–	–	–	–	824,295	–
Net loss	–	–	–	–	–	–
BALANCE AT MARCH 31, 2025	3,800	1	3,364,939	337	108,382,890	–

Pre-funded warrants exercise	–	–	50,000	5	95	–
Preferred share conversion	(3,175)	–	396,875	39	(39)	–
Debt converted to equity	–	–	98,899	10	894,056	359,046
Shares Issued for Services	–	–	256,000	25	2,382,544	–
Series A Preferred Stock Offering	–	–	–	–	–	–
Stock based compensation	–	–	–	–	191,022	–
Other comprehensive income	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
BALANCE AT JUNE 30, 2025	625	$1	4,166,713	$416	$111,850,568	$359,046

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

			TOTAL	NON-
	SUBSCRIPTION	ACCUMULATED	CONTROLLING	CONTROLLING	TOTAL
	RECEIVABLE	DEFICIT	INTEREST	INTEREST	EQUITY
BALANCE AT DECEMBER 31, 2023	$(3,500,000)	$(87,356,260)	$813,964	$–	$813,964
Shares issued for non-employee services	–	–	541,647	–	541,647
Warrants issued for cash	–	–	500,000	–	500,000
Warrants issued for services	–	–	8,150	–	8,150
Warrants issued in exchange for note receivable	(2,000,000)	–	(100,000)	–	(100,000)
Stock based compensation	–	–	96,889	–	96,889
Stock split adjustment	–	–	102	–	102
Net loss	–	(3,001,388)	(3,001,388)	–	(3,001,388)
BALANCE AT MARCH 31, 2024	$(5,500,000)	$(90,357,648)	$(1,140,636)	$–	$(1,140,636)

Shares issued for services	–	–	558,174	–	558,174
Shares issued for the conversion of debt	–	–	951,862	–	951,862
Preferred share offering	(2,100,000)	–	1,611,506	132,494	1,744,000
Stock based compensation	–	–	611,570	–	611,570
Stock split adjustment	–	–	315	–	315
Net loss	–	(3,035,345)	(3,035,345)	–	(3,035,345)
BALANCE AT JUNE 30, 2024	$(7,600,000)	$(93,392,993)	$(442,554)	$132,494	$(310,060)

BALANCE AT DECEMBER 31, 2024	$(2,100,000)	$(98,233,673)	$3,185,164	$682,062	$3,867,226
Series A Preferred Stock Offering	1,850,000	–	5,027,762	302,238	5,330,000
Pre-funded warrants exercise	–	–	400	–	400
Preferred share conversion	–	–	–	–	–
Shares Issued for Services	–	–	25,000	–	25,000
Shares Issued for SEPA	–	–	239,204	–	239,204
Asset Purchase Agreement	–	–	–	–	–
Stock based compensation	–	–	597,731	–	597,731
Warrants issued for services	–	–	824,295	–	824,295
Net loss	–	(3,420,941)	(3,420,941)	–	(3,420,941)
BALANCE AT MARCH 31, 2025	(250,000)	(101,654,614)	6,478,614	984,300	7,462,914

Pre-funded warrants exercise	–	–	100	–	100
Preferred share conversion	–	–	–	–	–
Debt converted to equity	–	–	1,253,112	–	1,253,112
Shares Issued for Services	–	–	2,382,569	–	2,382,569
Series A Preferred Stock Offering	125,000	–	125,000	–	125,000
Stock based compensation	–	–	191,022	–	191,022
Net loss	–	(4,334,586)	(4,334,586)	–	(4,334,586)
BALANCE AT JUNE 30, 2025	$(125,000)	$(105,989,201)	$6,095,830	$984,300	$7,080,130

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
OPERATING ACTIVITIES

Net loss	$(7,755,527)	$(6,036,733)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	590,606	500,422
Forgiveness of interest	19,447	–
Right of use asset amortization	20,218	–
Amortization of debt discount	487,641	150,000
Change in fair value of derivative liability warrants	–	114,375
Stock based compensation	788,752	708,459
Shares issued for non-employee services	2,407,570	1,100,100
Warrants issued for services	824,295	8,150
Change in fair value of derivative liability	(1,041,484)	–
Change in fair value of derivative liability warrants	108,000	–
Loss on shares issued for conversion of debt	–	77,250
Debt converted to equity	168,113	–
Unrealized gain on marketable securities	(390,566)	–
(Increase) decrease in:
Accounts receivable	(30,000)	–
Interest receivable	–	(152,104)
Prepaid assets	(159,237)	91,825
Right of use asset/liability	(20,568)	(20)
Increase (decrease) in:
Accounts payable	(240,939)	(138,547)
Accrued expenses	(320,675)	256,702
Customer deposit	(218,555)	–
NET CASH USED IN OPERATING ACTIVITIES	(4,762,909)	(3,320,121)

INVESTING ACTIVITIES

Increase in subscription receivable in exchange for cash	–	(100,000)
NET CASH USED IN INVESTING ACTIVITIES	–	(100,000)

FINANCING ACTIVITIES

Proceeds from notes payable	990,000	1,850,000
Repayment of notes payable	(218,750)	(587,500)
Warrants issued for cash	500	500,000
Cash received for stock subscription	–	50,000
Preferred stock offering	5,455,000	1,693,562
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,226,750	3,506,062
NET INCREASE (DECREASE) IN CASH	1,463,841	85,941
CASH AT BEGINNING OF PERIOD	532,885	1,469,134
CASH AT END OF PERIOD	$1,996,726	$1,555,075

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid	$4,386	$4,386
Taxes paid	$–	$–

SUPPLEMENTAL NON-CASH DISCLOSURES

Shares issued for the conversion of debt	$894,056	$868,750
Subscriptions receivable	$–	$4,100,000

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

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

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts of Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc., Coeptis Pharmaceuticals, LLC, SNAP Biosciences, Inc., and GEAR Therapeutics, Inc. All material intercompany accounts, balances and transactions have been eliminated.

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

Recent Accounting Pronouncements – During the six months ended June 30, 2025, there were new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

Revenue Recognition – The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. The Company determines revenue recognition through the following steps:

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

The Company generates revenue from its customers by 1) performing data research for its customers and delivering advertising campaigns via cold emails and social media sites, and 2) providing webinars for its customers to a targeted business-to-business audience. The fee for these services is based on observable prices explicitly negotiated between the Company and the customer. The Company recognizes revenue at the point in time when the good or service is delivered to the customer, which occurs upon delivery of the advertising campaign or webinar and there is a transfer of control to the customer.

During the three and six months ended June 30, 2025, revenues from delivering advertising campaigns via cold emails and social media sites were recognized from three customers who accounted for 100% of this revenue. Revenue was recognized at the point of delivery to the customers in the amount of $155,681 and $218,555, for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company has recorded customer deposits in the amount of $1,631,445.

During the three and six months ended June 30, 2025, revenues from delivering webinar services were recognized from two customers who accounted for 100% of this revenue. Revenue was recognized at the point of delivery to the customers in the amount of $45,000 for the three and six months ended June 30, 2025.

Accounts Receivable – Accounts receivable represent amounts due from customers for goods sold or services rendered in the ordinary course of business and are recorded at the invoiced amount. Accounts receivable totaled $30,000 at June 30, 2025 and $0 at December 31, 2024. The Company evaluates the collectability of accounts receivable based on a combination of factors, including the creditworthiness of customers, past collection history, and current economic conditions. Based on this evaluation, the Company determined that an allowance for doubtful accounts was not necessary as of June 30, 2025 or December 31, 2024. Accounts are written off when they are deemed uncollectible, and subsequent recoveries of amounts previously written off are recognized when received.

Investments and Marketable Securities – The Company classifies its investments and marketable securities in accordance with ASC 320, Investments – Debt and Equity Securities, and ASC 321, Investments – Equity Securities, as applicable. Investments in equity securities with readily determinable fair values are measured at fair value, with unrealized gains and losses recognized in net income. For equity securities without readily determinable fair values, the Company applies the measurement alternative, recording these investments at cost, adjusted for impairments or observable price changes from transactions involving similar securities.

Marketable securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing bid prices and is recorded as a Level 1 asset. Realized gains and losses on marketable securities are recognized as incurred in the condensed consolidated statements of operations and comprehensive income. Net changes in unrealized gains and losses are reported in the condensed consolidated statements of operations and comprehensive income in the current period.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of June 30, 2025, the Company had an accumulated deficit of $105,989,201, and for the six months ended June 30, 2025, the Company had a net loss of $7,755,527. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

NOTE 3 – CO-DEVELOPMENT RIGHTS

In December 2018, the Company entered into an agreement with Purple Biotech (“Purple”) to market, distribute, and sell the Consensi product (the “Product”) on an exclusive basis within the United States and Puerto Rico. In September of 2021, the Company executed a license termination agreement with Purple to cease all efforts for sales and promotion of the Product in the United States and Puerto Rico. The termination included (i) issuance of $1,500,000 of convertible debt due in February 2023 to satisfy amounts owed for the license, (ii) the issuance of warrants (See Note 8, Capital Structure) and (iii) transfer of inventory ownership back to Purple. In conjunction with this termination, the Company also terminated its marketing agreement with a third party for the Product’s sales and promotion. On July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule, extending the maturity date to March 31, 2024. On June 19, 2024, the Company and Purple executed another amendment to extend the maturity date to August 31, 2024. The outstanding principal balance due under the convertible note at December 31, 2024 was $218,750. The Company paid the outstanding $218,750 principal balance in full during the quarter ended March 31, 2025, and the convertible note is considered satisfied at June 30, 2025.

During the year ended December 31, 2021, the Company and Vy-Gen-Bio, Inc. (“Vy-Gen”) entered into agreements to jointly develop and commercialize two Vy-Gen product candidates, CD38-GEAR-NK and CD38-Diagnostic (the “CD38 Assets”). The Company paid $1,750,000 and issued promissory notes totaling $3,250,000 to Vy-Gen in accordance with the agreements. The Company paid a total of $1,500,000 toward the promissory notes, leaving $1,750,000 outstanding at December 31, 2021. The collaboration arrangement provides the right for the Company to participate, under the direction of a joint steering committee, in the development and commercialization of the CD38 Assets and a 50/50 profit share, with the profit share subject to contingent automatic downward adjustment up to 25% upon an event of default in connection with the promissory notes. The Company capitalized $5,000,000 to be amortized over a five-year period in which the CD38 Assets are expected to contribute to future cash flows. The promissory notes were paid in full in 2022.

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

In March 2025, the Company reached an agreement with Vy-Gen-Bio, Inc. (“Vy-Gen”) to successfully license the exclusive worldwide development and commercialization rights to the GEAR™ (Gene Edited Antibody Resistant) Cell Therapy Platform, representing a first-in-class approach to modifying potent cancer-targeting immune cells to optimize the likelihood of deep remission in patients with hematologic malignancies and other cancers. Coeptis had previously held limited co-development rights to GEAR. As part of this exclusive GEAR license agreement with VyGen-Bio, Inc., the Company committed to paying a $100,000 license fee by August 1, 2025, along with other performance-based license fees, milestone and royalty payments later in 2025 and beyond.

The total gross capitalized Co-Development rights recorded was $5,291,667, with accumulated amortization of $4,237,500, resulting in a net carrying amount of $1,054,167 at June 30, 2025.

NOTE 4 – NOTES PAYABLE

In October 2022, as a result of the Merger, the Company entered into a convertible promissory note agreement with an unrelated third party in the principal amount of $350,000 with no accruing interest and was due on October 28, 2023 for legal services rendered to the Company. The noteholder may elect, in its sole discretion upon written notice to the Company, at any time prior to, as of or following the maturity date, to require that all or any portion of the principal amount not then repaid be converted, without any further action on the part of the noteholder, into shares of common stock, par value $0.0001 per share. The conversion price as set forth by the note is equal to $10.00 per share, provided that the conversion price shall be subject to a one-time adjustment on January 3, 2023, with the conversion price adjustable to a price equal to the thirty-day volume weighted average price of the stock as traded on the Nasdaq. However, the conversion price following such adjustment shall not be lower than a floor of $5.00 per share nor greater than $10.00 per share. Upon full conversion of the remaining principal amount due, the note will, for all purposes be deemed cancelled and all obligations shall be deemed paid in full. On October 27, 2023, a $200,000 payment was made, and on December 15, 2023, another $50,000 payment was made. On June 25, 2024, the Company and the unrelated third party signed an amendment to the note that extended the maturity date to July 31, 2024. The outstanding balance due under the convertible note at June 30, 2025 and December 31, 2024 was $100,000. The note was in default as of June 30, 2025.

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

On November 1, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) pursuant to which the Company has the right to sell Yorkville up to $20,000,000 of its shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, Yorkville has agreed to advance to the Company in the form of a convertible promissory note (the “Convertible Note”) an aggregate principal amount of up to $1,304,758 (the “Pre-Paid Advance”), which terminated and replaced the $1,235,178 YA Note-1 outstanding balance discussed above. The Convertible Note bears an interest rate of 8% per annum and is convertible in whole or in part at any time by Yorkville into shares of common stock of the Company at a conversion price determined based on the lower of the lower of (i) $1.00 per common share (the “Fixed Price”), or (ii) 95% of the lowest daily volume weighted average price during the five consecutive trading days immediately preceding the conversion date (the “Variable Price”), but which Variable Price shall not be lower than the floor price of $0.80 (the “Floor Price”). The Convertible Note matures on November 1, 2025. During the three and six months ended June 30, 2025, the Company recorded amortization of debt discount in the amount of $359,080 and $435,635 for the Convertible Note, respectively.

During the six months ended June 30, 2025, Yorkville elected to convert the entire outstanding principal balance on YA Note-1, the convertible promissory note with an outstanding principal balance of $1,304,758. Yorkville converted $1,304,758 of the principal balance and $52,505 of accrued interest into 233,500 shares of common stock at a weighted-average conversion price of $5.81 per share. After conversion, the principal balance of the note had a remaining balance of $0.

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

The SEPA is an equity-linked contract that does not qualify for equity classification and is accounted for as a derivative liability recognized at fair value. Any changes in fair value between the carrying amount of the forward issuance contracts and the settlement amounts will be recognized in other income (expense) in the condensed consolidated statements of operations and comprehensive income. As of June 30, 2025 and December 31, 2024, the fair value of the SEPA was $0 and $1,041,484, respectively. For the six months ended June 30, 2025, the Company recognized a gain on the change in fair value of derivative liability in the amount of $906,429, in the Company’s condensed consolidated statements of operations and comprehensive income.

The following table presents information about the Company’s derivative liability that is measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	December 31, 2024
Derivative liability	3	$–	$1,041,484
Total		$–	$1,041,484

The derivative liability is accounted for as a liability in accordance with ASC 480 and is presented within derivative liability in the accompanying condensed consolidated balance sheets. The derivative liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations and comprehensive income.

The derivative liability was valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the derivative liability is the step factors input, assumed price movement, and probabilities assigned to them.

The following table provides quantitative information regarding Level 3 fair value measurements for the derivative liability:

December 31, 2024
Risk-free interest rate	4.16%
Expected volatility	114.61%
Conversion price	$3.71
Stock price	$5.50

The following table presents the changes in the fair value of derivative liability:

Warrant Liabilities
Fair value as of November 1, 2024 (inception)	$501,824
Change in fair value	539,660
Fair value as of December 31, 2024	1,041,484
Change in fair value	(906,429)
Extinguishment of fair value of liability	(135,055)
Fair value as of June 30, 2025	$–

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the six months ended June 30, 2025.

On January 16, 2025, the Company entered into a convertible promissory note with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”), in the original principal amount of $1,100,000. Interest shall accrue on the outstanding balance of the note at an annual rate equal to 8%, subject to an increase to 18% upon an event of default as described in the note. The maturity date of the note is December 31, 2025. Yorkville may convert the note into shares of Common Stock at any time at a conversion price equal to the lower of (i) $20.00 (the “Fixed Price”) or (ii) a price per share equal to 95% of the lowest daily VWAP during the 5 consecutive trading days immediately prior to the conversion date of the note (the “Variable Price”), but which Variable Price shall not be lower than a floor price of $1.00 per share (the “Floor Price”). The Company internally refers to this note as YA Note-2.

If an Amortization Event occurs, then the Company shall make monthly payments beginning on the later of the 7th Trading Day after the Amortization Event Date, and any date that is six months from the Issuance Date, and continuing on the same day of each successive calendar month until the entire outstanding principal amount shall have been repaid. Each monthly payment shall be in an amount equal to the sum of (i) $250,000 of principal in the aggregate among this Note (or the outstanding principal if less than such amount) (the “Amortization Principal Amount”), plus (ii) a payment premium equal to 5% in respect of such Amortization Principal amount. The obligation of the Company to make monthly prepayments shall cease (with respect to any payment that has not yet come due) if any time after an Amortization Event (a) if the Amortization Event is due to the Floor Price, the daily VWAP is greater than the 110% of the Floor Price for a period of seven consecutive trading days, and (b) if the Amortization Event is due to the Exchange Cap, the date the Company has obtained stockholder approval to increase the number of Common Shares under the Exchange Cap and/ or the Exchange Cap no longer applies, in either case unless a subsequent Amortization Event occurs.

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

NOTE 6 – SBA LOAN PAYABLE

Loans under the CARES Act -- On July 8, 2020, the Company received a loan of $150,000 from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL loan accrues at the rate of 3.75% per annum and interest payments are due monthly in the amount of $731. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. The Company began making interest payments in January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000 as of June 30, 2025 and December 31, 2024.

NOTE 7 – DERIVATIVE LIABILITY WARRANTS

At June 30, 2025 and December 31, 2024, there were (i)  375,000 public warrants (the “Public Warrants”) outstanding that were issued as part of Bull Horn’s November 2020 initial public offering, which warrants are exercisable in the aggregate to acquire 187,500 shares of our common stock at an exercise price of $230.00 per share, (ii) 187,500 private warrants (the “Private Placement Warrants”) outstanding that were issued to our sponsor Bull Horn Holdings Sponsor LC and the underwriters in Bull Horn’s initial public offering in November 2020, which warrants are exercisable in the aggregate to 187,500 shares of our common stock at an exercise price of $230.00 per share. The amount of warrants and related exercise price were adjusted for the Company’s 20-1 reverse stock split effective December 31, 2024. The Private Placement Warrants became exercisable on the consummation of our Business Combination in October 2022. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock. With respect to the shares of common stock issuable upon the exercise of the Public Warrants, the class A warrants and the class B warrants during any period when the Company shall have failed to maintain an effective registration statement related to the issuance of such shares underlying the applicable warrants, the holder of any applicable warrants may exercise its warrant on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s derivative liability warrant that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	December 31, 2024
Warrant Liability – Public Warrants	1	$216,000	$165,000
Warrant Liability – Private Placement Warrants	3	251,250	194,250
Total		$467,250	$359,250

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative liability warrants in the accompanying condensed consolidated balance sheets. The derivative liability warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations and comprehensive income.

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2025	December 31, 2024
Risk-free interest rate	3.57%	4.10%
Expected volatility	83.50%	82.01%
Exercise price	$230.00	$230.00
Stock price	$7.80	$5.50

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2024	$194,250	$165,000	$359,250
Change in valuation inputs	(106,125)	(84,000)	(190,125)
Fair value as of March 31, 2025	88,125	81,000	169,125
Change in valuation inputs	163,125	135,000	298,125
Fair value as of June 30, 2025	$251,250	$216,000	$467,250

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the quarter ended June 30, 2025 and year ended December 31, 2024.

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

Common Stock - As of June 30, 2025, the Company had 4,166,713 shares of its common stock issued and outstanding, and on December 31, 2024, the Company had 2,116,191 shares of its common stock issued and outstanding. All share amounts have been adjusted for the Company’s 20-1 reverse stock split effective December 31, 2024.

During the six months ended June 30, 2025 and the year ended December 31, 2024, there were no capital distributions.

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

Treasury Stock – There was no treasury stock at June 30, 2025 and December 31, 2024.

Preferred Stock – The Company has 10,000,000 shares of preferred stock authorized, of which 10,000 have been designated as Series A preferred stock. As of December 31, 2024, the Company had 6,250 shares of Series A preferred stock issued and outstanding, and at June 30, 2025, the Company had 625 shares of Series A preferred stock issued and outstanding.

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

On February 6, 2025, the Company completed its successful closure of the remaining $5.7 million of its Series A preferred stock offering, completing the total $10.0 million financing round. This includes the $125,000 subscription receivable recorded on the Company’s condensed consolidated balance sheets at June 30, 2025.

Throughout the six months ended June 30, 2025, 9,375 shares of the 10,000 series A preferred shares were converted to common stock.

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

Stock Based Compensation –

Stock Based Compensation

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2024	279,625	$15.29	8.74	$–
Granted	187,375	7.96	7.22	$–
Forfeited/Expired	(30,000)	–	–	$–
Exercised	–	–	–	$–
Outstanding at June 30, 2025	437,000	$12.11	6.75	$400,000

For the three months ended June 30, 2025 and 2024, the Company recorded $191,022 and $611,570, respectively, for stock-based compensation expense related to stock options. For the six months ended June 30, 2025 and 2024, the Company recorded $788,752 and $708,459, respectively, for stock-based compensation expense related to stock options. As of June 30, 2025, unamortized stock-based compensation for stock options was $1,344,750 to be recognized through December 31, 2027.

The options granted during the six months ended June 30, 2025 and 2024 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the six months ended June 30,
	2025	2024
Expected term, in years	5.20	5.0
Expected volatility	108.09%	85.84%
Risk-free interest rate	4.12%	4.24%
Dividend yield	–	–

Options/Stock Awards Forfeited – On March 24, 2025, Colleen Delaney, Chief Scientific and Medical Officer, resigned her position for a reason other than cause. Per the Plan, her unvested stock options (27,500) were immediately forfeited and go back into the Plan. Her vested stock options (2,500) were eligible to be exercised for three months following her resignation (by June 24, 2025). As of June 30, 2025, all of her stock options are forfeited, and the 2,500 vested options are expired.

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

Common Stock Warrants –

All common stock warrants outstanding, are listed in the table below:

				Outstanding at
Reference	Date Issued	Exercise price	Expiration	June 30, 2025	December 31, 2024
Warrant Holder 1	5/28/2021	$59.40	5/13/26	8,380	8,380
Warrant Holder 1	5/28/2021	$118.80	5/13/26	8,422	8,422
Warrant Holder 1	5/28/2021	$296.80	5/13/26	8,422	8,422
Warrant Holder 2	7/30/21	$59.40	7/30/26	421	421
Warrant Holder 2	7/30/21	$296.80	6/1/26	1,263	1,263
Warrant Holder 5	12/20/21	$59.40	12/20/26	2,948	2,948
Warrant Holder 18	3/30/22	$178.20	3/30/25	–	4,211
Warrant Holder 20	1/3/23	$50.00	1/2/27	5,000	5,000
Warrant Holder 21	1/20/23	$38.00	1/19/27	12,500	12,500
Series A & B Warrants	6/16/23	$27.20	12/16/28	306,250	306,250
Series A Warrants	10/23/23	$27.20	4/26/25	–	100,000
Series B Warrants	10/23/23	$27.20	4/26/29	100,000	100,000
Warrant Holder 22	6/16/23	$25.00	12/16/28	6,300	6,300
Warrant Holder 22	10/23/23	$28.00	4/26/29	3,300	3,300
Warrant Holder 23	6/16/23	$25.00	12/16/28	4,200	4,200
Warrant Holder 23	10/23/23	$28.00	4/26/29	2,400	2,400
Warrant Holder 24	10/23/23	$28.00	4/26/29	300	300
Pre-Funded Warrants 2	12/28/23	$0.002	–*	–	150,000
Pre-Funded Warrants 3	2/8/24	$0.002	–*	200,000	300,000
Warrant Holder 25	1/20/25	$12.00	1/20/30	100,000	–
Total Warrants outstanding				770,105	1,024,317

*	Pre-funded warrants, do not expire.

Subscription receivable – In September 2023, the Company agreed to issue 25,000 shares of common stock to the borrower for a principal sum amount of $500,000. On August 12, 2024, the Company was transferred and assigned $522,667, the sum of principal and accrued interest owed as of June 30, 2024, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $522,667 is recorded as an investment at June 30, 2025 and December 31, 2024.

In September 2023, the Company agreed to issue 100,000 shares of common stock to the borrower for a principal sum amount of $2,000,000. On August 12, 2024, the Company was transferred and assigned $2,090,667, the sum of principal and accrued interest owed, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $2,090,667 is recorded as an investment at June 30, 2025 and December 31, 2024.

In December 2023, the Company agreed to grant pre-funded warrants exercisable to acquire up to 60,000 shares of common stock to the borrower for a principal sum amount of $1,000,000. During the first quarter of 2024, the Company and the third-party borrower agreed to amend the note as a result of the decline in the publicly traded common stock price. The amount of pre-funded warrants exercisable to acquire up to 60,000 shares of common stock was amended to 100,000 shares of common stock, and the total principal balance of the note agreement was increased from $1,000,000 to $1,100,000. On August 12, 2024, the Company was transferred and assigned $1,132,869, the sum of principal and accrued interest owed, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $1,132,869 is recorded as an investment at June 30, 2025 and December 31, 2024.

In February 2024, the Company agreed to grant pre-funded warrants exercisable to acquire up to 200,000 shares of common stock to the borrower for a principal sum amount of $1,900,000. On August 12, 2024, the Company was transferred and assigned $1,944,879, the sum of principal and accrued interest owed, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $1,944,879 is recorded as an investment at June 30, 2025 and December 31, 2024.

In June 2024, in connection with the Company’s series A preferred stock offering, the Company closed on subscription agreements totaling $2,100,000, which the Company collected in full in February 2025.

During the second quarter of 2025, the Company collected $125,000 of outstanding subscription receivable resulting from one Series A preferred stock subscription agreement. At June 30, 2025, the Company had recorded subscription receivable of $125,000 resulting from the final Series A preferred stock subscription agreement where preferred shares have been issued as part of the February 6, 2025 closing.

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

NOTE 9 – NON-CONTROLLING INTEREST

As a result of the series A preferred stock offering discussed in Note 8, Capital Structure, the Company has consolidated the two newly formed subsidiaries, SNAP Biosciences, Inc. and GEAR Therapeutics, Inc., because we have a controlling interest in both. Therefore, the entities’ financial statements are consolidated in our condensed consolidated financial statements and the entities’ equity is recorded as a non-controlling interest. As part of the initial closings, the Series A Investors received in the aggregate a 15% non-voting equity ownership in both of the newly formed subsidiaries. The Company contributed the co-development options to GEAR Therapeutics, Inc. and recorded $984,300 of non-controlling interest at June 30, 2025. The remainder was recorded as additional paid in capital. The Company contributed both the exclusive license and corporate research agreements with the University of Pittsburgh to SNAP Biosciences, Inc.

NOTE 10 – INVESTMENTS

In August 2024, the Company satisfied $5.7 million of subscription receivables and related interest receivable in the form of shares of common stock in two privately held companies. During the six months ended June 30, 2025, the Company received $1.25 million of shares of common stock in five privately held companies in connection with master services agreements for access to the NexGenAI Affiliates Network platform. The shares of common stock are carried as investments on the Company’s condensed consolidated balance sheets at its initial cost basis of $1.00 per share. As the investments are in privately held companies, the Company will assess the investments for impairment on an annual basis. As of June 30, 2025, no impairment has been recorded related to these investments.

During the six months ended June 30, 2025, the Company entered into a one-year agreement with a customer to provide access to the NexGenAI Affiliates Network platform. The contract fee paid by the customer consisted of 2,830,189 shares in the customer’s publicly traded stock, or $600,000, which the Company recorded as marketable securities on the condensed consolidated balance sheets. The Company classified this marketable security as a short-term asset as it is expected to be converted into cash within one year. During the three and six months ended June 30, 2025, the Company recorded an unrealized gain on marketable securities in the amount of $390,566.

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

The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the three and six months ended June 30, 2025, rents paid totaled $11,525 and $22,885, respectively. During the three and six months ended June 30, 2024, rents paid totaled $11,500 and $22,555, respectively.

Right of use asset is summarized below:

	June 30, 2025	December 31, 2024
Office lease	$243,550	$243,550
Less: accumulated depreciation	(203,986)	(183,767)
Right of use asset, net	$39,564	$59,783

Operating lease liability is summarized below:

	June 30, 2025	December 31, 2024
Office lease	$40,612	$61,180
Less: current portion	(21,738)	(42,305)
Long term portion	$18,874	$18,875

Future minimum rental payments required under the lease are as follows:

2025	$23,161
2026	19,301
Total minimum lease payments:	42,462
Less amount representing interest	(1,850)
Present value of minimum lease payments:	$40,612

Legal Matters – The Company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the Company’s condensed consolidated financial statements.

CAR T License – On August 31, 2022, the Company entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. The Company paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology. Under the terms of the agreement, the Company has been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T-cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, the Company paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement) and royalties equal to 3.5% of net sales. On January 25, 2023, the Company entered into a corporate research agreement with the University of Pittsburgh for the pre-clinical development of SNAP-CAR T-cells targeting HER2. The Company agreed to pay $716,714 for performance-based milestones over a two-year term, of which $388,357 has been paid as of June 30, 2025. The Company’s liability was $328,357 and $507,535 at June 30, 2025 and December 31, 2024, respectively, which is included within accrued expenses on the condensed consolidated balance sheets.

To supplement the development work conducted under the SRA, the Company’s subsidiary SNAP Biosciences, in May 2025, entered into a grant agreement with the Alici Lab at the Karolinska Institutet (“KI”). Under the terms of the grant agreement, KI will continue the pre-clinical and clinical development initially started by Deverra under the terms of the SSA described above. The grant agreement has an 18-month term which the Company agreed to pay to KI quarterly payments equal to $105,000.

Also in May 2025, the Company’s subsidiary, SNAP Biosciences, entered into a License Agreement with Monarch Therapeutics. The agreement grants SNAP Biosciences access to Monarch’s small-molecule adaptor-based technology platform for use with SNAP-CAR. Under the terms of the agreement, SNAP Biosciences agreed to pay to Monarch a $50,000 upfront payment, a $10,000 annual license fee, and future success-based milestone payments.

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

Finder’s Fee and Indemnity Agreement – The Company entered into a finder’s fee and indemnity agreement with a third party, pursuant to which the Company has agreed to pay a fee in connection with the successful introduction and executive of the SEPA. Under the terms of the agreement, the Company was obligated to pay a 4% fee upon the closing of the net funding amount of $1,350,000, equaling $54,000, and then 6% of the total cash consideration received by the Company or the Company’s creditors in connection with any follow on financing, and 0.5% on the amount of any drawdown made by the Company on the SEPA. The Company also agreed to indemnify and hold harmless the third party from and against any and all losses, claims, damages, obligations, penalties, judgments, any and all legal and other actions caused by or related to the third party’s engagement with the Company. As of June 30, 2025, the Company paid a total of $103,500 to the third party in connection with this finder’s fee and indemnity agreement recorded in professional services expense.

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

NOTE 12 – 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the six months ended June 30, 2025 and 2024, no employer contributions were made.

NOTE 13 – INCOME TAXES

For the six months ended June 30, 2025 and 2024, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

NOTE 14 – RELATED PARTY TRANSACTION

In September 2023, the Company entered into a transaction with AG Bio Life Capital I LP (“AG”), a Delaware limited partnership, where an employee of the Company is the general partner. The Company agreed to issue 600,000 shares (pre-reverse stock split) of common stock of the Company (“AG Shares”) to AG, in exchange for $600,000, consisting of $100,000 payable in cash and the balance payable under a promissory note (“AG Note”). The principal amount including all interest under the AG Note is due and payable by AG no later than August 30, 2024 (the “AG Maturity Date”). The outstanding unpaid principal balance of the AG Note bears interest commencing as of the Company’s next registration statement at the rate of six (6%) percent per annum, which interest rate will increase to eighteen (18%) percent per annum in the event an event of default occurs under the AG Note, computed on the basis of the actual number of days elapsed and a year of 365 days. AG has the option of repaying the obligations under the AG Note in advance of the AG Maturity Date, in whole or in part, at any time upon at least thirty (30) days prior written notice delivered to the Company. AG has certain obligations to contribute the proceeds of the sale of its AG Shares to the Company, in the event that any AG Shares are sold prior to the AG Maturity Date. On August 12, 2024, AG transferred and assigned $522,667 to the Company, the sum of principal and accrued interest owed, of shares of common stock in a privately held company. As a result of this assignment agreement, the AG Note is considered paid in full, and $522,667 is recorded as an investment at June 30, 2025 and December 31, 2024.

As of June 30, 2025, the Company holds investments in certain privately held companies, recorded as investments on the Company’s condensed consolidated balance sheets. The Company’s Chief Executive Officer and Chief Financial Officer each hold ownership interests in these privately held companies.

As of June 30, 2025 and December 31, 2024, the Company’s carrying value of these investments was $6,941,083 and $5,691,084, respectively.

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

The Company accounted for the NexGenAI transaction as an asset acquisition in accordance with ASC 805-50, Business Combinations – Asset Acquisitions, and recorded as intangible assets on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

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

Biotechnology Segment: This segment is non-revenue generating and incurs expenses by developing its biotechnology product pipeline. The Biotechnology Segment had total assets of $9,083,207 and $8,366,785 as of June 30, 2025 and December 31, 2024, respectively.

Technology Segment: This segment is revenue generating and incurs expenses by acquiring technology assets to support and enhance operational capabilities through advanced technologies. The Technology Segment had total assets of $2,692,129 and $541,875 as of June 30, 2025 and December 31, 2024, respectively.

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

Segment information relating the Company's two operating segments for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30, 2025
	Biotechnology Segment	Technology Segment	Consolidated
Sales	$–	$200,681	$200,681
Cost of goods sold	–	45,157	45,157
Total operating expenses	4,413,385	263,353	4,676,738
Net loss from operations	$(4,413,385)	$(107,829)	$(4,521,214)

	Three Months Ended June 30, 2024
	Biotechnology Segment	Technology Segment	Consolidated
Sales	$–	$–	$–
Cost of goods sold	–	–	–
Total operating expenses	2,828,102	–	2,828,102
Net loss from operations	$(2,828,102)	$–	$(2,828,102)

	Six Months Ended June 30, 2025
	Biotechnology Segment	Technology Segment	Consolidated
Sales	$–	$263,555	$263,555
Cost of goods sold	–	90,313	90,313
Total operating expenses	8,428,087	323,353	8,751,440
Net loss from operations	$(8,428,087)	$(150,111)	$(8,578,198)

	Six Months Ended June 30, 2024
	Biotechnology Segment	Technology Segment	Consolidated
Sales	$–	$–	$–
Cost of goods sold	–	–	–
Total operating expenses	5,750,485	–	5,750,485
Net loss from operations	$(5,750,485)	$–	$(5,750,485)

NOTE 17 – PENDING MERGER TRANSACTION

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

In the Merger, all shares of Z Squared common stock issued and outstanding immediately prior to the effective time of the Merger (other than those properly exercising any applicable dissenters rights under Wyoming law), will be converted into the right to receive a portion of the Merger Consideration (as defined below) and (ii) any other outstanding securities with the right to convert into or acquire equity securities of Z Squared will be terminated. At the Closing, Coeptis will change its name as mutually agreed upon by the Purchaser and Z Squared. The Merger is expected to close in 2025.

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

NOTE 18 – SUBSEQUENT EVENTS

Management has performed a review of all events and transactions occurring after June 30, 2025 for items that would require adjustment to or disclosure in the accompanying condensed consolidated financial statements, noting no such items or transactions other than the following.

On July 11, 2025, the Company commenced a private placement common stock offering with a $2,500,000 minimum offering amount and a maximum offering amount of $5,000,000. The Company may in its discretion opt for an initial closing followed by rolling closings thereafter, and it is anticipated that the initial closing will occur once the Company has accepted subscriptions and received funds and other funding documents for at least the minimum offering amount, and that the last closing will occur no later than thirty days following the initial closing.

The price per share of common stock shall be an amount equal to 105% of the closing bid price per share of common stock on the Nasdaq Capital Market as of the trading day immediately preceding the initial closing; provided that if the Company utilizes rolling closings following the initial closing, the price per share for each subsequent closing shall be equal to the greater of (i) the price per share in the Initial Closing and (ii) an amount equal to 105% of the closing bid price per share of common stock on the Nasdaq Capital Market as of the trading day immediately preceding the applicable rolling closing. Proceeds from the offering will be used for working capital and general corporate purposes for both the Company and its subsidiary, SNAP Biosciences, Inc.

On July 14, 2025, Yorkville elected to convert all of the outstanding principal and interest balance of the January 2025 convertible promissory note. Yorkville converted $1,143,397 into 158,582 shares of common stock at a weighted average purchase price of $7.21 per share.

On July 25, 2025, the Company and a holder of its preferred stock, who is also a party to an existing consulting agreement with the Company, entered into an addendum to amend the terms of the consulting arrangement. Under the amendment, the Company agreed to prepay the final six months of the consulting agreement by offsetting the outstanding $125,000 subscription receivable previously recorded from the shareholder. The prepayment will be amortized over the remaining term of the consulting agreement as services are rendered, thereby reducing the subscription receivable balance over time.

On July 29, 2025, the final 625 shares of the series A preferred stock were converted to common stock.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024, included in Part I, Item 1 of this Form 10-Q.

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

Comparison of the three months ended June 30, 2025 and June 30, 2024

Revenues. Revenues recorded in the three months ended June 30, 2025 and 2024 remained minimal, as the NexGenAI platform purchased in the fourth quarter of 2024 started generating revenue in the first quarter of 2025. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $2,828,102 in the three months ended June 30, 2024 to $4,676,738 in the three months ended June 30, 2025. The increase in professional services expense is primarily related to consulting and legal fees in connection with the Merger Agreement. For the three months ended June 30, 2025, stock based compensation expense was lower compared to the same period in 2024, primarily due to a one-time stock option grant to the Company’s CEO in the second quarter of 2024. The year-over-year decrease in research and development expense is primarily a result of the SSA termination with Deverra Therapeutics in December, 2024.

General and Administrative Expenses. For the three months ended June 30, 2025 and 2024, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $66,056 for the three months ended June 30, 2024 and was $67,788 for the three months ended June 30, 2025.

Change in Fair Value of Derivative Liabilities. The change in fair value for the three months ended June 30, 2024 was $(149,250) and was $202,310 for the three months ended June 30, 2025. The change in value of the derivative liability warrants, and resulting gain, is a result of a drop in the implied volatility of the warrants and the shortened expiration time, as well as a decrease in the principal amount of the related convertible note in combination with an increase in the common share price during the period, leading to a reduced number of shares available to be converted.

Comparison of the six months ended June 30, 2025 and June 30, 2024

Revenues. Revenues recorded in the six months ended June 30, 2025 and 2024 were $263,555 and $0 respectively. The Company’s revenue generating activities are a result of the lead generation and webinar services of its NexGenAI Affiliates Network platform within its Technology segment. The activities of the Company’s Biotechnology segment primarily include product development, raising capital, and building infrastructure. Management will continue to pursue drug development toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $5,750,485 in the six months ended June 30, 2024 to $8,751,440 in the six months ended June 30, 2025. The increase in professional services expense is primarily related to consulting and legal fees in connection with the Merger Agreement. Stock based compensation expense increased year-over year as a result of the 2025 stock option grants. The year-over-year decrease in Research and development expense is primarily a result of the SSA termination with Deverra Therapeutics in December, 2024.

General and Administrative Expenses. For the six months ended June 30, 2025 and 2024, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $266,561 for the six months ended June 30, 2024 and was $139,279 for the six months ended June 30, 2025. The decrease was primarily a result of the satisfaction of the Purple Biotech convertible note. Interest expense related to notes payable, which are discussed in detail in the notes to the condensed consolidated financial statements, incorporated by reference herein.

Change in Fair Value of Derivative Liabilities. The change in fair value for the six months ended June 30, 2024 was $(114,375) and was $798,430 for the six months ended June 30, 2025. The change in value of the derivative liability warrants, and resulting gain, is a result of a drop in the implied volatility of the warrants and the shortened expiration time, as well as a decrease in the principal amount of the related convertible note in combination with an increase in the common share price during the period, leading to a reduced number of shares available to be converted.

Financial Resources and Liquidity. The Company had limited financial resources during the six months ended June 30, 2024 with cash of $1,555,075. For the period ended June 30, 2025, cash and cash equivalents increased to $1,996,726. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2025, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, and as a result of the remediation efforts following the 2023 self-diagnosed material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

COEPTIS THERAPEUTICS HOLDINGS, INC.
Registrant

Date: August 14, 2025	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer, Principal Executive Officer

Date: August 14, 2025	By:	/s/ Brian Cogley
Brian Cogley
Chief Financial Officer, Principal Financial and Accounting Officer

