Form 10-Q
period 2025-09-30
Coeptis Therapeutics Holdings, Inc.
filed 2025-11-14
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _____________ to _____________

Commission File No. 001-39669

COEPTIS THERAPEUTICS HOLDINGS, INC.

Delaware	98-1465952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Bradford Rd, Suite 420

Wexford, Pennsylvania 15090

(724) 934-6467

coeptistx.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	COEP	Nasdaq Global Market
Warrants, each whole warrant exercisable for one-half of one share of Common Stock for $230.00 per whole share	COEPW	Nasdaq Global Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock as of the latest practicable date was: 5,340,111 shares of $0.0001 par value common stock outstanding as of November 11, 2025.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2025

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity	5

Unaudited Condensed Consolidated Statements of Cash Flows	7

Condensed Consolidated Notes to Unaudited Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION	35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

SIGNATURES	36

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$4,908,487	$532,885
Accounts receivable	82,500	–
Marketable securities	421,698	–
Interest receivable	3,541	–
Prepaid assets	574,636	518,407
TOTAL CURRENT ASSETS	5,990,862	1,051,292

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	15,217	14,777
Furniture and fixtures, net	10,020	10,460

OTHER ASSETS
Investments	6,941,082	5,691,084
Intangible assets, net	406,406	541,875
Co-development rights, net	804,167	1,554,166
Right of use asset, net of accumulated amortization	29,104	59,783
Total other assets	8,180,759	7,846,908
TOTAL ASSETS	$14,181,641	$8,908,660

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$783,103	$1,269,763
Accrued expenses	210,892	736,884
Convertible notes payable, net of debt discount of $0 and $435,635	–	1,087,873
Notes payable, current portion, in default	100,000	100,000
Right of use liability, current portion	29,865	42,305
Customer deposit	1,461,504	–
Derivative liability	–	1,041,484
Other current liabilities	120,000	235,000
TOTAL CURRENT LIABILITIES	2,705,364	4,513,309

LONG TERM LIABILITIES
SBA loan payable	150,000	150,000
Derivative liability warrants	409,500	359,250
Right of use liability, non-current portion	–	18,875
TOTAL LONG TERM LIABILITIES	559,500	528,125
TOTAL LIABILITIES	3,264,864	5,041,434

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 6,520 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	–	2
Common stock, $0.0001 par value, 150,000,000 shares authorized, 5,157,611 and 2,116,191 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	516	212
Additional paid-in capital	120,841,292	102,976,748
Common stock subscribed	–	541,875
Subscription receivable	(2,100,368)	(2,100,000)
Accumulated deficit	(108,375,858)	(98,036,713)
TOTAL STOCKHOLDERS' EQUITY - CONTROLLING INTERESTS	10,365,582	3,382,124
TOTAL STOCKHOLDERS' EQUITY - NONCONTROLLING INTERESTS	551,195	485,102
TOTAL STOCKHOLDERS' EQUITY	10,916,777	3,867,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,181,641	$8,908,660

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
SALES
Sales	$237,441	$–	$500,996	$–
Total sales	237,441	–	500,996	–
Cost of goods	45,155	–	135,468	–
Gross profit	192,286	–	365,528	–

COST OF OPERATIONS
Research and development expense	587,279	811,784	964,247	1,987,670
Salary expense	355,516	378,740	1,237,474	1,283,198
Amortization expense	250,000	250,000	750,000	750,000
Professional services expense	1,062,352	431,304	6,363,539	2,476,392
Stock based compensation expense	213,035	96,888	1,001,787	805,347
General and administrative expenses	201,132	173,073	998,707	584,667
Selling and marketing expense	–	–	105,000	5,000
Total cost of operations	2,669,314	2,141,789	11,420,754	7,892,274

LOSS FROM OPERATIONS	(2,477,028)	(2,141,789)	(11,055,226)	(7,892,274)

OTHER (EXPENSE) INCOME

Interest expense	(62,610)	(50,926)	(201,889)	(317,487)
Other (expense) income, net	151,993	51,558	(75,053)	146,246
Unrealized loss on marketable securities	(568,868)	–	(178,302)	–
Loss on write down of assets	–	(37,257)	–	(37,257)
Change in fair value of derivative liabilities	57,750	349,500	856,180	235,125
TOTAL OTHER (EXPENSE) INCOME, net	(421,735)	312,875	400,936	26,627

LOSS BEFORE INCOME TAXES	(2,898,763)	(1,828,914)	(10,654,290)	(7,865,647)

PROVISION FOR INCOME TAXES	–	–	–	–
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(2,739,403)	(1,732,592)	(10,339,146)	(7,763,546)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(159,360)	(96,322)	(315,144)	(102,101)
NET LOSS	$(2,898,763)	$(1,828,914)	$(10,654,290)	$(7,865,647)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(0.58)	$(0.05)	$(2.69)	$(0.21)

Weighted average number of common shares outstanding	4,745,089	39,806,505	3,847,777	37,640,436

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED

BALANCE AT DECEMBER 31, 2023	–	$–	1,766,552	$179	$91,670,045	$–
Shares issued for non-employee services	–	–	54,819	7	541,640	–
Warrants issued for cash	–	–	–	–	500,000	–
Warrants issued for services	–	–	–	–	8,150	–
Warrants issued in exchange for note receivable	–	–	–	–	1,900,000	–
Stock based compensation	–	–	–	–	96,889	–
Stock split adjustment	–	–	–	–	102	–
Net loss	–	–	–	–	–	–
BALANCE AT MARCH 31, 2024	–	–	1,821,371	186	94,716,826	–

Shares issued for services	–	–	92,500	9	558,165	–
Shares issued for the conversion of debt	506	1	72,059	6	951,855	–
Preferred share offering	3,794	1	–	–	3,661,505	50,000
Stock based compensation	–	–	–	–	611,570	–
Stock split adjustment	–	–	–	–	315	–
Net loss	–	–	–	–	–	–
BALANCE AT JUNE 30, 2024	4,300	2	1,985,930	201	100,500,236	50,000

Shares issued for services	–	–	12,500	1	49,475	–
Preferred share offering	1,525	–	–	–	1,499,810	(50,000)
Investments/Assignment agreements	–	–	–	–	–	–
Stock based compensation	–	–	–	–	96,889	–
Stock split adjustment	–	–	–	–	26	–
Net loss	–	–	–	–	–	–
BALANCE AT SEPTEMBER 30, 2024	5,825	$2	1,998,430	$202	$102,146,436	$–

BALANCE AT DECEMBER 31, 2024	6,520	$2	2,116,191	$212	$102,976,748	$541,875
Series A preferred stock offering	3,480	–	–	–	3,177,762	–
Pre-funded warrants exercise	–	–	200,000	20	380	–
Preferred share conversion	(6,200)	(1)	775,000	78	(77)	–
Shares issued for services	–	–	4,371	0	25,000	–
Shares issued for SEPA	–	–	81,877	8	239,195	–
Asset purchase agreement	–	–	187,500	19	541,856	(541,875)
Stock based compensation	–	–	–	–	597,731	–
Warrants issued for services	–	–	–	–	824,295	–
Net loss	–	–	–	–	–	–
BALANCE AT MARCH 31, 2025	3,800	1	3,364,939	337	108,382,890	–

Pre-funded warrants exercise	–	–	50,000	5	95	–
Preferred share conversion	(3,175)	–	396,875	39	(39)	–
Debt converted to equity	–	–	98,899	10	894,056	359,046
Shares issued for services	–	–	256,000	25	2,382,544	–
Series A preferred stock offering	–	–	–	–	–	–
Stock based compensation	–	–	–	–	191,022	–
Other comprehensive income	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
BALANCE AT JUNE 30, 2025	625	1	4,166,713	416	111,850,568	359,046

Debt converted to equity	–	–	211,306	21	1,502,422	(359,046)
Shares issued for SEPA	–	–	165,000	17	2,039,178	–
Preferred share conversion	(625)	(1)	78,125	8	(8)	–
Shares issued for cash	–	–	436,467	43	4,920,956	–
Pre-funded warrants exercise	–	–	75,000	8	143	–
Shares issued for services	–	–	25,000	3	314,998	–
Stock based compensation	–	–	–	–	213,035	–
Net loss	–	–	–	–	–	–
BALANCE AT SEPTEMBER 30, 2025	–	$–	5,157,611	$516	$120,841,292	$–

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	SUBSCRIPTION	ACCUMULATED	TOTAL CONTROLLING	NON- CONTROLLING	TOTAL
	RECEIVABLE	DEFICIT	INTEREST	INTEREST	EQUITY

BALANCE AT DECEMBER 31, 2023	$(3,500,000)	$(87,356,260)	$813,964	$–	$813,964
Shares issued for non-employee services	–	–	541,647	–	541,647
Warrants issued for cash	–	–	500,000	–	500,000
Warrants issued for services	–	–	8,150	–	8,150
Warrants issued in exchange for note receivable	(2,000,000)	–	(100,000)	–	(100,000)
Stock based compensation	–	–	96,889	–	96,889
Stock split adjustment	–	–	102	–	102
Net loss	–	(3,001,388)	(3,001,388)	–	(3,001,388)
BALANCE AT MARCH 31, 2024	(5,500,000)	(90,357,648)	(1,140,636)	–	(1,140,636)

Shares issued for services	–	–	558,174	–	558,174
Shares issued for the conversion of debt	–	–	951,862	–	951,862
Preferred share offering	(2,100,000)	–	1,611,506	132,494	1,744,000
Stock based compensation	–	–	611,570	–	611,570
Stock split adjustment	–	–	315	–	315
Net loss	–	(3,029,566)	(3,029,566)	(5,779)	(3,035,345)
BALANCE AT JUNE 30, 2024	(7,600,000)	(93,387,214)	(436,775)	126,715	(310,060)

Shares issued for services	–	–	49,476		49,476
Preferred share offering	–	–	1,449,810	25,190	1,475,000
Investments/Assignment agreements	5,500,000	–	5,500,000		5,500,000
Stock based compensation	–	–	96,889		96,889
Stock split adjustment	–	–	26		26
Net loss	–	(1,732,592)	(1,732,592)	(96,322)	(1,828,914)
BALANCE AT SEPTEMBER 30, 2024	$(2,100,000)	$(95,119,806)	$4,926,834	$55,583	$4,982,416

BALANCE AT DECEMBER 31, 2024	$(2,100,000)	$(98,036,713)	$3,382,124	$485,102	$3,867,226
Series A preferred stock offering	1,850,000	–	5,027,762	302,238	5,330,000
Pre-funded warrants exercise	–	–	400	–	400
Preferred share conversion	–	–	–	–	–
Shares issued for services	–	–	25,000	–	25,000
Shares issued for SEPA	–	–	239,204	–	239,204
Asset purchase agreement	–	–	–	–	–
Stock based compensation	–	–	597,731	–	597,731
Warrants issued for services	–	–	824,295	–	824,295
Net loss	–	(3,356,538)	(3,356,538)	(64,403)	(3,420,941)
BALANCE AT MARCH 31, 2025	(250,000)	(101,393,251)	6,739,977	722,937	7,462,914

Pre-funded warrants exercise	–	–	100	–	100
Preferred share conversion	–	–	–	–	–
Debt converted to equity	–	–	1,253,112	–	1,253,112
Shares issued for services	–	–	2,382,569	–	2,382,569
Series A preferred stock offering	125,000	–	125,000	–	125,000
Stock based compensation	–	–	191,022	–	191,022
Other comprehensive income	–	–	–	–	–
Net loss	–	(4,243,204)	(4,243,204)	(91,382)	(4,334,586)
BALANCE AT JUNE 30, 2025	(125,000)	(105,636,455)	6,448,575	631,555	7,080,130

Debt converted to equity	–	–	1,143,397	–	1,143,397
Shares issued for SEPA	–	–	2,039,195	–	2,039,195
Preferred share conversion	–	–	–	–	–
Shares issued for cash	(1,975,368)	–	2,945,633	79,000	3,024,633
Pre-funded warrants exercise	–	–	150	–	150
Shares issued for services	–	–	315,000	–	315,000
Stock based compensation	–	–	213,035	–	213,035
Net loss	–	(2,739,403)	(2,739,403)	(159,360)	(2,898,763)
BALANCE AT SEPTEMBER 30, 2025	$(2,100,368)	$(108,375,858)	$10,365,582	$551,195	$10,916,777

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
OPERATING ACTIVITIES
Net loss	$(10,654,290)	$(7,865,647)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	885,909	750,633
Right of use asset amortization	30,680	28,018
Amortization of debt discount	545,635	150,000
Stock based compensation	1,001,787	805,347
Shares issued for non-employee services	2,722,570	1,149,600
Warrants issued for services	824,295	8,150
Change in fair value of derivative liability	(906,429)	–
Change in fair value of derivative liability warrants	50,250	(235,125)
Gain on writedown of liability	(159,035)	–
Loss on shares issued for conversion of debt	–	77,250
Loss on writedown of derivative liability	135,054	–
Unrealized loss on marketable securities	178,302	–
(Increase) decrease in:
Accounts receivable	(82,500)	–
Interest receivable	(3,541)	(152,104)
Prepaid assets	(56,233)	156,880
Increase (decrease) in:
Accounts payable	(482,127)	(285,456)
Accrued expenses	(410,642)	227,868
Customer deposit	(388,496)	–
Right of use liability	(31,315)	(28,157)
Other current liabilities	(115,000)	–
NET CASH USED IN OPERATING ACTIVITIES	(6,915,126)	(5,212,743)

INVESTING ACTIVITIES
Increase in subscription receivable in exchange for cash	–	(100,000)
NET CASH USED IN INVESTING ACTIVITIES	–	(100,000)

FINANCING ACTIVITIES
Proceeds from notes payable	990,000	1,850,000
Repayment of notes payable	(218,750)	(587,500)
Shares issued for SEPA	2,039,195	–
Shares issued for cash	3,024,633	–
Warrants issued for cash	650	500,000
Preferred stock offering	5,455,000	3,218,561
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,290,728	4,981,061
NET INCREASE (DECREASE) IN CASH	4,375,602	(331,682)
CASH AT BEGINNING OF PERIOD	532,885	1,469,134
CASH AT END OF PERIOD	$4,908,487	$1,137,452

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$6,579	$6,579
Taxes paid	$–	$–

SUPPLEMENTAL NON-CASH DISCLOSURES
Subscriptions receivable	$2,100,368	$4,100,000
Shares issued for the conversion of debt	$2,396,478	$868,750

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024 (unaudited)

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

Reclassification – The Company reclassified certain amounts of total stockholders’ equity – noncontrolling interests, net loss attributable to non-controlling interests, and accumulated deficit from prior periods. These presentation changes did not affect total stockholders’ equity or net loss.

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

Recent Accounting Pronouncements – During the nine months ended September 30, 2025, there were new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

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

During the three and nine months ended September 30, 2025, revenues from delivering advertising campaigns via cold emails and social media sites were recognized from three customers who accounted for 100% of this revenue. Revenue was recognized at the point of delivery to the customers in the amount of $169,941 and $388,496, for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the Company has recorded customer deposits in the amount of $1,461,504.

During the three and nine months ended September 30, 2025, revenues from delivering webinar services were recognized from three customers who accounted for 100% of this revenue. Revenue was recognized at the point of delivery to the customers in the amount of $67,500 and $112,500 for the three and nine months ended September 30, 2025, respectively.

Accounts Receivable – Accounts receivable represent amounts due from customers for goods sold or services rendered in the ordinary course of business and are recorded at the invoiced amount. Accounts receivable totaled $82,500 at September 30, 2025 and $0 at December 31, 2024. The Company evaluates the collectability of accounts receivable based on a combination of factors, including the creditworthiness of customers, past collection history, and current economic conditions. Based on this evaluation, the Company determined that an allowance for doubtful accounts was not necessary as of September 30, 2025 or December 31, 2024. Accounts are written off when they are deemed uncollectible, and subsequent recoveries of amounts previously written off are recognized when received.

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

Marketable securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing bid prices and is recorded as a Level 1 asset. Realized gains and losses on marketable securities are recognized as incurred in the condensed consolidated statements of operations. Net changes in unrealized gains and losses are reported in the condensed consolidated statements of operations in the current period.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of September 30, 2025, the Company had an accumulated deficit of $108,375,858, and for the nine months ended September 30, 2025, the Company had a net loss of $10,654,290. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

NOTE 3 – CO-DEVELOPMENT RIGHTS

In December 2018, the Company entered into an agreement with Purple Biotech (“Purple”) to market, distribute, and sell the Consensi product (the “Product”) on an exclusive basis within the United States and Puerto Rico. In September of 2021, the Company executed a license termination agreement with Purple to cease all efforts for sales and promotion of the Product in the United States and Puerto Rico. The termination included (i) issuance of $1,500,000 of convertible debt due in February 2023 to satisfy amounts owed for the license, (ii) the issuance of warrants (See Note 8, Capital Structure) and (iii) transfer of inventory ownership back to Purple. In conjunction with this termination, the Company also terminated its marketing agreement with a third party for the Product’s sales and promotion. On July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule, extending the maturity date to March 31, 2024. On June 19, 2024, the Company and Purple executed another amendment to extend the maturity date to August 31, 2024. The outstanding principal balance due under the convertible note at December 31, 2024 was $218,750. The Company paid the outstanding $218,750 principal balance in full during the quarter ended March 31, 2025, and the convertible note was considered fully satisfied as of September 30, 2025.

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

The Company made certain judgements as the basis in determining the accounting treatment of these options. The CD38 Assets represent a platform technology and a diagnostic tool which have multiple applications and uses. Both projects are intended to be used in more than one therapy or diagnostic option. For example, GEAR-NK is a technology which allows for the gene editing of human natural killer cells, so that these cells can no longer bind and be destroyed by targeted monoclonal antibody treatments. The GEAR-NK technology can be modified to work concomitantly with many different monoclonal antibody treatments in which there are currently over 100 approved by the FDA. Anti- CD38 is only the first class of monoclonal antibody treatments being developed under the GEAR-NK platform. Therefore, the pursuit of FDA approval for the use of CD38 assets for at least one indication or medical device approval is at least reasonably expected. Further, as the diagnostic asset may be used as an in vitro technology, it could be classified as a medical device, and therefore toxicity studies would not be a contingency to be resolved before reasonably establishing future value assumptions. In addition, there is perceived value in the CD38 assets, based on publicly disclosed current business deals in cell therapies, the developing market for these innovative technologies, and current interest from third parties in these technologies. The Company may sell or license its rights to another party, with the written consent of Vy-Gen, which cannot be unreasonably withheld. Furthermore, the Company believes that any negative results from ongoing development of a single therapy or use, would not result in abandoning the project. Given these considerations, The Company has determined that these options have alternative future use and should be recorded as assets pursuant to ASC 730-10-25-2, Research and Development.

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

In March 2025, the Company reached an agreement with Vy-Gen-Bio, Inc. (“Vy-Gen”) to successfully license the exclusive worldwide development and commercialization rights to the GEAR™ (Gene Edited Antibody Resistant) Cell Therapy Platform, representing a first-in-class approach to modifying potent cancer-targeting immune cells to optimize the likelihood of deep remission in patients with hematologic malignancies and other cancers. Coeptis had previously held limited co-development rights to GEAR. As part of this exclusive GEAR license agreement with VyGen-Bio, Inc., the Company paid a total of $400,000 for license fees during the nine months ended September 30, 2025, and committed to pay other performance-based fees, milestone and royalty payments in 2026 and beyond.

The total gross capitalized co-development rights recorded was $5,291,667, with accumulated amortization of $4,487,500, resulting in a net carrying amount of $804,167 at September 30, 2025.

NOTE 4 – NOTES PAYABLE

In October 2022, as a result of the Merger, the Company entered into a convertible promissory note agreement with an unrelated third party in the principal amount of $350,000 with no accruing interest and was due on October 28, 2023 for legal services rendered to the Company. The noteholder may elect, in its sole discretion upon written notice to the Company, at any time prior to, as of or following the maturity date, to require that all or any portion of the principal amount not then repaid be converted, without any further action on the part of the noteholder, into shares of common stock, par value $0.0001 per share. The conversion price as set forth by the note is equal to $10.00 per share, provided that the conversion price shall be subject to a one-time adjustment on January 3, 2023, with the conversion price adjustable to a price equal to the thirty-day volume weighted average price of the stock as traded on the Nasdaq. However, the conversion price following such adjustment shall not be lower than a floor of $5.00 per share nor greater than $10.00 per share. Upon full conversion of the remaining principal amount due, the note will, for all purposes be deemed cancelled and all obligations shall be deemed paid in full. On October 27, 2023, a $200,000 payment was made, and on December 15, 2023, another $50,000 payment was made. On June 25, 2024, the Company and the unrelated third party signed an amendment to the note that extended the maturity date to July 31, 2024. The outstanding balance due under the convertible note at September 30, 2025 and December 31, 2024 was $100,000. The note was in default as of September 30, 2025.

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

On November 1, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) pursuant to which the Company has the right to sell Yorkville up to $20,000,000 of its shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, Yorkville has agreed to advance to the Company in the form of a convertible promissory note (the “Convertible Note”) an aggregate principal amount of up to $1,304,758 (the “Pre-Paid Advance”), which terminated and replaced the $1,235,178 YA Note-1 outstanding balance discussed above. The Convertible Note bears an interest rate of 8% per annum and is convertible in whole or in part at any time by Yorkville into shares of common stock of the Company at a conversion price determined based on the lower of the lower of (i) $1.00 per common share (the “Fixed Price”), or (ii) 95% of the lowest daily volume weighted average price during the five consecutive trading days immediately preceding the conversion date (the “Variable Price”), but which Variable Price shall not be lower than the floor price of $0.80 (the “Floor Price”). During the three and nine months ended September 30, 2025, the Company recorded amortization of debt discount in the amount of $0 and $435,635 for the Convertible Note, respectively.

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

The SEPA is an equity-linked contract that does not qualify for equity classification and is accounted for as a derivative liability recognized at fair value. Any changes in fair value between the carrying amount of the forward issuance contracts and the settlement amounts will be recognized in other (expense) income in the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the fair value of the SEPA was $0 and $1,041,484, respectively. For the nine months ended September 30, 2025, the Company recognized a gain on the change in fair value of derivative liability in the amount of $906,429, in the Company’s condensed consolidated statements of operations.

The following table presents information about the Company’s derivative liability that is measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	December 31, 2024
Derivative liability	3	$–	$1,041,484
Total		$–	$1,041,484

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

The following table provides quantitative information regarding Level 3 fair value measurements for the derivative liability:

December 31, 2024
Risk-free interest rate	4.16%
Expected volatility	114.61%
Conversion price	$3.71
Stock price	$5.50

The following table presents the changes in the fair value of derivative liability:

Warrant Liabilities
Fair value as of November 1, 2024 (inception)	$501,824
Change in fair value	539,660
Fair value as of December 31, 2024	1,041,484
Change in fair value	(906,429)
Extinguishment of fair value of liability	(135,055)
Fair value as of September 30, 2025	$–

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the nine months ended September 30, 2025.

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

During the three months ended September 30, 2025, Yorkville elected to convert the entire outstanding principal balance on YA Note-2, the convertible promissory note with an outstanding principal balance of $1,100,000. Yorkville converted $1,100,000 of the principal balance and $43,397 of accrued interest into 158,582 shares of common stock at a weighted-average conversion price of $7.21 per share. After conversion, the principal balance of the note had a remaining balance of $0.

NOTE 6 – SBA LOAN PAYABLE

Loans under the CARES Act -- On July 8, 2020, the Company received a loan of $150,000 from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL loan accrues at the rate of 3.75% per annum and interest payments are due monthly in the amount of $731. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. The Company began making interest payments in January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000 as of September 30, 2025 and December 31, 2024.

NOTE 7 – DERIVATIVE LIABILITY WARRANTS

At September 30, 2025 and December 31, 2024, there were (i)  375,000 public warrants (the “Public Warrants”) outstanding that were issued as part of Bull Horn’s November 2020 initial public offering, which warrants are exercisable in the aggregate to acquire 187,500 shares of our common stock at an exercise price of $230.00 per share, (ii) 187,500 private warrants (the “Private Placement Warrants”) outstanding that were issued to our sponsor Bull Horn Holdings Sponsor LC and the underwriters in Bull Horn’s initial public offering in November 2020, which warrants are exercisable in the aggregate to 187,500 shares of our common stock at an exercise price of $230.00 per share. The amount of warrants and related exercise price were adjusted for the Company’s 20-1 reverse stock split effective December 31, 2024. The Private Placement Warrants became exercisable on the consummation of our Business Combination in October 2022. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock. With respect to the shares of common stock issuable upon the exercise of the Public Warrants, the class A warrants and the class B warrants during any period when the Company shall have failed to maintain an effective registration statement related to the issuance of such shares underlying the applicable warrants, the holder of any applicable warrants may exercise its warrant on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s derivative liability warrant that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	December 31, 2024
Warrant Liability – Public Warrants	1	$196,500	$165,000
Warrant Liability – Private Placement Warrants	3	213,000	194,250
Total		$409,500	$359,250

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2025	December 31, 2024
Risk-free interest rate	3.47%	4.10%
Expected volatility	64.50%	82.01%
Exercise price	$230.00	$230.00
Stock price	$17.46	$5.50

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2024	$194,250	$165,000	$359,250
Change in valuation inputs	(106,125)	(84,000)	(190,125)
Fair value as of March 31, 2025	88,125	81,000	169,125
Change in valuation inputs	163,125	135,000	298,125
Fair value as of June 30, 2025	251,250	216,000	467,250
Change in valuation inputs	(38,250)	(19,500)	(57,750)
Fair value as of September 30, 2025	$213,000	$196,500	$409,500

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the quarter ended September 30, 2025 and year ended December 31, 2024.

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

Common Stock - As of September 30, 2025, the Company had 5,157,611 shares of its common stock issued and outstanding, and on December 31, 2024, the Company had 2,116,191 shares of its common stock issued and outstanding. All share amounts have been adjusted for the Company’s 20-1 reverse stock split effective December 31, 2024.

During the nine months ended September 30, 2025 and the year ended December 31, 2024, there were no capital distributions.

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

During the three months ended September 30, 2025, the Company completed a private placement offering issuing 436,467 shares of common stock for total proceeds of $5,000,000. In addition to the shares of common stock of the Company, investors also received 10% aggregate non-voting ownership in the Company’s subsidiary, SNAP Biosciences, Inc. Of this $5,000,000 raised, $3,000,000 was collected as of September 30, 2025. $2,000,000 of the subscription receivables were tied to three promissory notes bearing 1% interest annum, in the amount of $500,000 maturing on October 18, 2025, $1,000,000 maturing on December 4, 2025, and $500,000 maturing on January 18, 2026.

Treasury Stock – There was no treasury stock at September 30, 2025 and December 31, 2024.

Preferred Stock – The Company has 10,000,000 shares of preferred stock authorized, of which 10,000 have been designated as Series A preferred stock. As of December 31, 2024, the Company had 6,520 shares of Series A preferred stock issued and outstanding, and at September 30, 2025, the Company had 0 shares of Series A preferred stock issued and outstanding.

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

Throughout the nine months ended September 30, 2025, all 10,000 series A preferred shares were converted to common stock.

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

Stock Based Compensation –

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2024	279,625	$15.29	8.74	$–
Granted	187,375	7.96	5.20	–
Forfeited/Expired	(30,000)	–	–	–
Exercised	–	–	–	–
Outstanding at September 30, 2025	437,000	$12.11	6.50	$3,384,293

For the three months ended September 30, 2025 and 2024, the Company recorded $213,035 and $96,888, respectively, for stock-based compensation expense related to stock options. For the nine months ended September 30, 2025 and 2024, the Company recorded $1,001,787 and $805,347, respectively, for stock-based compensation expense related to stock options. As of September 30, 2025, unamortized stock-based compensation for stock options was $1,131,716 to be recognized through December 31, 2027.

The options granted during the nine months ended September 30, 2025 and 2024 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the nine months ended September 30,
	2025	2024
Expected term, in years	5.20	5.0
Expected volatility	108.09%	85.84%
Risk-free interest rate	4.12%	4.24%
Dividend yield	–	–

Options/Stock Awards Forfeited – On March 24, 2025, Colleen Delaney, Chief Scientific and Medical Officer, resigned her position for a reason other than cause. Per the Plan, her unvested stock options (27,500) were immediately forfeited and went back into the Plan. Her vested stock options (2,500) were eligible to be exercised for three months following her resignation (by June 24, 2025). As of September 30, 2025, all of her stock options are forfeited, and the 2,500 vested options are expired.

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

Common Stock Warrants –

All common stock warrants outstanding are listed in the table below:

				Outstanding at
Reference	Date Issued	Exercise price	Expiration	September 30, 2025	December 31, 2024
Warrant Holder 1	5/28/2021	$59.40	5/13/26	8,380	8,380
Warrant Holder 1	5/28/2021	$118.80	5/13/26	8,422	8,422
Warrant Holder 1	5/28/2021	$296.80	5/13/26	8,422	8,422
Warrant Holder 2	7/30/21	$59.40	7/30/26	421	421
Warrant Holder 2	7/30/21	$296.80	6/1/26	1,263	1,263
Warrant Holder 5	12/20/21	$59.40	12/20/26	2,948	2,948
Warrant Holder 18	3/30/22	$178.20	3/30/25	–	4,211
Warrant Holder 20	1/3/23	$50.00	1/2/27	5,000	5,000
Warrant Holder 21	1/20/23	$38.00	1/19/27	12,500	12,500
Series A & B Warrants	6/16/23	$27.20	12/16/28	306,250	306,250
Series A Warrants	10/23/23	$27.20	4/26/25	–	100,000
Series B Warrants	10/23/23	$27.20	4/26/29	100,000	100,000
Warrant Holder 22	6/16/23	$25.00	12/16/28	6,300	6,300
Warrant Holder 22	10/23/23	$28.00	4/26/29	3,300	3,300
Warrant Holder 23	6/16/23	$25.00	12/16/28	4,200	4,200
Warrant Holder 23	10/23/23	$28.00	4/26/29	2,400	2,400
Warrant Holder 24	10/23/23	$28.00	4/26/29	300	300
Pre-Funded Warrants 2	12/28/23	$0.002	–*	–	150,000
Pre-Funded Warrants 3	2/8/24	$0.002	–*	125,000	300,000
Warrant Holder 25	1/20/25	$12.00	1/20/30	100,000	–
Total Warrants outstanding				695,015	1,024,317

*	Pre-funded warrants do not expire.

Subscription receivable – In September 2023, the Company agreed to issue 25,000 shares of common stock to the borrower for a principal sum amount of $500,000. On August 12, 2024, the Company was transferred and assigned $522,667, the sum of principal and accrued interest owed as of June 30, 2024, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $522,667 is recorded as an investment at September 30, 2025 and December 31, 2024.

In September 2023, the Company agreed to issue 100,000 shares of common stock to the borrower for a principal sum amount of $2,000,000. On August 12, 2024, the Company was transferred and assigned $2,090,667, the sum of principal and accrued interest owed, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $2,090,667 is recorded as an investment at September 30, 2025 and December 31, 2024.

In December 2023, the Company agreed to grant pre-funded warrants exercisable to acquire up to 60,000 shares of common stock to the borrower for a principal sum amount of $1,000,000. During the first quarter of 2024, the Company and the third-party borrower agreed to amend the note as a result of the decline in the publicly traded common stock price. The amount of pre-funded warrants exercisable to acquire up to 60,000 shares of common stock was amended to 100,000 shares of common stock, and the total principal balance of the note agreement was increased from $1,000,000 to $1,100,000. On August 12, 2024, the Company was transferred and assigned $1,132,869, the sum of principal and accrued interest owed, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $1,132,869 is recorded as an investment at September 30, 2025 and December 31, 2024.

In February 2024, the Company agreed to grant pre-funded warrants exercisable to acquire up to 200,000 shares of common stock to the borrower for a principal sum amount of $1,900,000. On August 12, 2024, the Company was transferred and assigned $1,944,879, the sum of principal and accrued interest owed, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $1,944,879 is recorded as an investment at September 30, 2025 and December 31, 2024.

In June 2024, in connection with the Company’s series A preferred stock offering, the Company closed on subscription agreements totaling $2,100,000, which the Company collected in full in February 2025.

During the second quarter of 2025, the Company collected $125,000 of outstanding subscription receivable resulting from one Series A preferred stock subscription agreement. At June 30, 2025, the Company had recorded subscription receivable of $125,000 resulting from the final Series A preferred stock subscription agreement where preferred shares have been issued as part of the February 6, 2025 closing. In connection with this subscription receivable, the Company and the investor agreed to satisfy the subscription as prepayment of the final six months of the consulting contract between both parties. The subscription receivable is being amortized through the end of June 2026 as professional services expense.

During the third quarter of 2025, in connection with the Company’s private placement offering, the Company recorded $5,000,000 in subscriptions receivable. As of September 30, 2025, the Company collected $3,000,000 of the proceeds, resulting in a net $2,000,000 in subscriptions receivable still to be collected.

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

Throughout the three months ended September 30, 2025, in connection with the SEPA, the Company issued 165,000 shares of common stock, resulting in gross proceeds of $2,039,195.

NOTE 9 – NON-CONTROLLING INTEREST

As a result of the series A preferred stock offering discussed in Note 8, Capital Structure, the Company has consolidated the two newly formed subsidiaries, SNAP Biosciences, Inc. and GEAR Therapeutics, Inc., because we have a controlling interest in both. Therefore, the entities’ financial statements are consolidated in our condensed consolidated financial statements and the portion of the entities’ equity attributable to external ownership is recorded as a non-controlling interest. As part of the initial closings, the Series A Investors received in the aggregate a 15% non-voting equity ownership in both of the newly formed subsidiaries. In addition, investors who participated in the 2025 private placement common stock offering received an additional 10% aggregate non-voting ownership in SNAP Biosciences, Inc, resulting in an extra $79,000 in equity attributable to non-controlling interests. The Company contributed the co-development rights to GEAR Therapeutics, Inc. and recorded $1,063,300 of non-controlling interest at September 30, 2025. The remainder was recorded as additional paid in capital. The Company contributed both the exclusive license and corporate research agreements with the University of Pittsburgh to SNAP Biosciences, Inc. Net of accumulated losses of $512,105, the Company recorded $551,195 in equity attributable to non-controlling interests at September 30, 2025.

NOTE 10 – INVESTMENTS

In August 2024, the Company satisfied $5.7 million of subscription receivables and related interest receivable in the form of shares of common stock in two privately held companies. During the nine months ended September 30, 2025, the Company received $1.25 million of shares of common stock in five privately held companies in connection with master services agreements for access to the NexGenAI Affiliates Network platform. The shares of common stock are carried as investments on the Company’s condensed consolidated balance sheets at its initial cost basis of $1.00 per share. As the investments are in privately held companies, the Company will assess the investments for impairment on an annual basis. As of September 30, 2025, no impairment has been recorded related to these investments.

During the nine months ended September 30, 2025, the Company entered into a one-year agreement with a customer to provide access to the NexGenAI Affiliates Network platform. The contract fee paid by the customer consisted of 2,830,189 shares in the customer’s publicly traded stock, or $600,000, which the Company recorded as marketable securities on the condensed consolidated balance sheets. The Company classified this marketable security as a short-term asset as it is expected to be converted into cash within one year. During the three and nine months ended September 30, 2025, the Company recorded an unrealized loss on marketable securities in the amount of $568,868 and $178,302, respectively.

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

The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the three and nine months ended September 30, 2025, rents paid totaled $11,581 and $34,521, respectively. During the three and nine months ended September 30, 2024, rents paid totaled $11,415 and $33,970, respectively.

Right of use asset is summarized below:

	September 30, 2025	December 31, 2024
Office lease	$243,550	$243,550
Less: accumulated depreciation	(214,446)	(183,767)
Right of use asset, net	$29,104	$59,783

Operating lease liability is summarized below:

	September 30, 2025	December 31, 2024
Office lease	$29,865	$61,180
Less: current portion	(29,865)	(42,305)
Long term portion	$–	$18,875

Future minimum rental payments required under the lease are as follows:

2025	$11,581
2026	19,301
Total minimum lease payments:	30,882
Less amount representing interest	(1,017)
Present value of minimum lease payments:	$29,865

Legal Matters – The Company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the Company’s condensed consolidated financial statements.

CAR T License – On August 31, 2022, the Company entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. The Company paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology. Under the terms of the agreement, the Company has been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T-cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, the Company paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement) and royalties equal to 3.5% of net sales. On January 25, 2023, the Company entered into a corporate research agreement with the University of Pittsburgh for the pre-clinical development of SNAP-CAR T-cells targeting HER2. The Company agreed to pay $716,714 for performance-based milestones over a two-year term, of which $567,535 has been paid as of September 30, 2025. The Company’s liability was $149,179 and $507,535 at September 30, 2025 and December 31, 2024, respectively, which is included within accrued expenses on the condensed consolidated balance sheets.

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

Finder’s Fee and Indemnity Agreement – The Company entered into a finder’s fee and indemnity agreement with a third party, pursuant to which the Company has agreed to pay a fee in connection with the successful introduction and execution of the SEPA. Under the terms of the agreement, the Company was obligated to pay a 4% fee upon the closing of the net funding amount of $1,350,000, equaling $54,000, and then 6% of the total cash consideration received by the Company or the Company’s creditors in connection with any follow on financing, and 0.5% on the amount of any drawdown made by the Company on the SEPA. The Company also agreed to indemnify and hold harmless the third party from and against any and all losses, claims, damages, obligations, penalties, judgments, any and all legal and other actions caused by or related to the third party’s engagement with the Company. As of September 30, 2025, the Company paid a total of $103,500 to the third party in connection with this finder’s fee and indemnity agreement recorded in professional services expense.

Master Services Agreements – On December 31, 2024, the Company entered into one-year agreements with five customers to provide access to the NexGenAI Affiliates Network platform. Under the terms of these agreements, the Company is obligated to deliver platform access and related services over the contract period beginning in 2025. Revenue recognition will commence upon the start of services in accordance with ASC 606, Revenue from Contracts with Customers. As these agreements represent future contractual obligations, there was no impact on the Company’s financial position, results of operations, or cash flows as of December 31, 2024. The total contract value associated with these agreements is approximately $1.6 million, which is expected to be recognized as revenue over the respective service periods in 2025. As of September 30, 2025, the Company has recognized $388,496 in revenue in connection with these contracts.

NOTE 12 – 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the nine months ended September 30, 2025 and 2024, no employer contributions were made.

NOTE 13 – INCOME TAXES

For the nine months ended September 30, 2025 and 2024, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

NOTE 14 – RELATED PARTY TRANSACTION

In September 2023, the Company entered into a transaction with AG Bio Life Capital I LP (“AG”), a Delaware limited partnership, where an employee of the Company is the general partner. The Company agreed to issue 600,000 shares (pre-reverse stock split) of common stock of the Company (“AG Shares”) to AG, in exchange for $600,000, consisting of $100,000 payable in cash and the balance payable under a promissory note (“AG Note”). The principal amount including all interest under the AG Note is due and payable by AG no later than August 30, 2024 (the “AG Maturity Date”). The outstanding unpaid principal balance of the AG Note bears interest commencing as of the Company’s next registration statement at the rate of six (6%) percent per annum, which interest rate will increase to eighteen (18%) percent per annum in the event an event of default occurs under the AG Note, computed on the basis of the actual number of days elapsed and a year of 365 days. AG has the option of repaying the obligations under the AG Note in advance of the AG Maturity Date, in whole or in part, at any time upon at least thirty (30) days prior written notice delivered to the Company. AG has certain obligations to contribute the proceeds of the sale of its AG Shares to the Company, in the event that any AG Shares are sold prior to the AG Maturity Date. On August 12, 2024, AG transferred and assigned $522,667 to the Company, the sum of principal and accrued interest owed, of shares of common stock in a privately held company. As a result of this assignment agreement, the AG Note is considered paid in full, and $522,667 is recorded as an investment at September 30, 2025 and December 31, 2024.

As of September 30, 2025, the Company holds investments in certain privately held companies, recorded as investments on the Company’s condensed consolidated balance sheets. The Company’s Chief Executive Officer and Chief Financial Officer each hold ownership interests in these privately held companies.

As of September 30, 2025 and December 31, 2024, the Company’s carrying value of these investments was $6,941,083 and $5,691,084, respectively.

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

The Company accounted for the NexGenAI transaction as an asset acquisition in accordance with ASC 805-50, Business Combinations – Asset Acquisitions, and recorded as intangible assets on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

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

Biotechnology Segment: This segment is non-revenue generating and incurs expenses by developing its biotechnology product pipeline. The Biotechnology Segment had total assets of $12,103,537 and $8,366,785 as of September 30, 2025 and December 31, 2024, respectively.

Technology Segment: This segment is revenue generating and incurs expenses by acquiring technology assets to support and enhance operational capabilities through advanced technologies. The Technology Segment had total assets of $2,078,104 and $541,875 as of September 30, 2025 and December 31, 2024, respectively.

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

Segment information relating the Company's two operating segments for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30, 2025
	Biotechnology Segment	Technology Segment	Consolidated
Sales	$–	$237,441	$237,441
Cost of goods sold	–	45,155	45,155
Total operating expenses	2,505,907	163,407	2,669,314
Net (loss) gain from operations	$(2,505,907)	$28,879	$(2,477,028)

	Three Months Ended September 30, 2024
	Biotechnology Segment	Technology Segment	Consolidated
Sales	$–	$–	$–
Cost of goods sold	–	–	–
Total operating expenses	2,141,789	–	2,141,789
Net loss from operations	$(2,141,789)	$–	$(2,141,789)

	Nine Months Ended September 30, 2025
	Biotechnology Segment	Technology Segment	Consolidated
Sales	$–	$500,996	$500,996
Cost of goods sold	–	135,468	135,468
Total operating expenses	10,933,994	486,760	11,420,754
Net loss from operations	$(10,933,994)	$(121,232)	$(11,055,226)

	Nine Months Ended September 30, 2024
	Biotechnology Segment	Technology Segment	Consolidated
Sales	$–	$–	$–
Cost of goods sold	–	–	–
Total operating expenses	7,892,274	–	7,892,274
Net loss from operations	$(7,892,274)	$–	$(7,892,274)

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

In the Merger, all shares of Z Squared common stock issued and outstanding immediately prior to the effective time of the Merger (other than those properly exercising any applicable dissenters rights under Wyoming law), will be converted into the right to receive a portion of the Merger Consideration (as defined below) and (ii) any other outstanding securities with the right to convert into or acquire equity securities of Z Squared will be terminated. At the Closing, Coeptis will change its name as mutually agreed upon by the Purchaser and Z Squared. The Merger is expected to close in late 2025 or first quarter 2026.

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

NOTE 18 – SUBSEQUENT EVENTS

Management has performed a review of all events and transactions occurring after September 30, 2025 for items that would require adjustment to or disclosure in the accompanying condensed consolidated financial statements, noting no such items or transactions other than the following.

On October 8, 2025, the Company collected the remaining $500,000 of its promissory note with a maturity date of October 18, 2025, issued in connection with the Company’s private placement offering. This was recorded as a subscription receivable on the condensed consolidated balance sheet as of September 30, 2025.

On October 9, 2025, the Company paid the $149,179 outstanding liability to the University of Pittsburgh related to the corporate research agreement for the pre-clinical development of SNAP-CAR T-cells targeting HER2. This was recorded within accrued expenses on the condensed consolidated balance sheet as of September 30, 2025.

Since September 30, 2025, the Company issued a total of 182,500 shares of common stock. Of the shares issued, 75,000 shares were related to an exercise of 75,000 pre-funded warrants, 40,000 shares were issued in connection with the SEPA, and 67,500 shares were issued in exchange for services.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, included in Part I, Item 1 of this Form 10-Q.

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

In May 2021, we made initial payments totaling $750,000 under the CD38 Agreements, to acquire the exclusive options to acquire co-development rights with respect to CD38-GEAR-NK and CD38-Diagnostic. On August 15, 2021, we entered into amendments to each of the CD38 Agreements. In connection with the two amendments, we delivered to Vy-Gen promissory notes aggregating $3,250,000 with maturity dates of December 31, 2021, and made a cash payment of $1,000,000, upon which cash payment we exercised the two definitive option purchase agreements. In December 2021, we completed our payment obligations to secure the 50% ownership interest in the CD38-Diagnostic, and subsequently in November 2022 we completed our purchase of the 50% ownership interest for the CD38-GEAR-NK product candidate. Details of the two August amendments and the December amendment are summarized in the amendments attached at Exhibits 4.1 and 4.2 to our Current Report on Form 8-K dated August 19, 2021 and Exhibits 4.2 to our Current Report on Form 8-K dated December 27, 2021.

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

On October 26, 2023, the Company entered into a Shared Services Agreement (“SSA”) with Deverra, in accordance with requirements set forth in the APA. Under the terms of the SSA, Coeptis and Deverra shared resources and collaborated to further the development of Coeptis’ GEAR and SNAP-CAR platforms, as well as the purchased and licensed assets under the License Agreement and APA. While the SSA was terminated in December 2024, the Company is continuing its development focus on both GEAR and SNAP-CAR, and will be considering prospective strategic partners for such development.

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

Operating Expenses. Operating expenses consist primarily of salaries and related costs for personnel and professional fees for consulting services related to regulatory, pharmacovigilance, quality, legal, and business development. We expect that our general and administrative expenses will increase in the future as we increase our headcount to support the business growth. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, insurance, and investor relation expenses associated with operating as a public company.

Research and Development Costs. Research and developments costs will continue to be dependent on the strategic business collaborations and agreements will are anticipating in the future. We expect development costs to increase to support our new strategic initiatives.

Comparison of the three months ended September 30, 2025 and September 30, 2024

Revenues. Revenues recorded in the three months ended September 30, 2025 and 2024 were $237,441 and $0, respectively. The Company’s revenue generating activities are a result of the lead generation and webinar services of its NexGenAI Affiliates Network platform within its Technology segment. The activities of the Company’s Biotechnology segment primarily include product development, raising capital, and building infrastructure. Management will continue to pursue drug development toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $2,141,789 in the three months ended September 30, 2024 to $2,669,314 in the three months ended September 30, 2025. The increase is primarily attributed to the increase in professional services expense related to consulting and legal fees in connection with the Merger Agreement, and an increase in stock based compensation expense as a result of the 2025 stock option grants. The year-over-year decrease in research and development expense is primarily a result of the SSA termination with Deverra Therapeutics in December, 2024.

General and Administrative Expenses. For the three months ended September 30, 2025 and 2024, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure.

Interest Expense. Interest expense was $50,926 for the three months ended September 30, 2024 and was $62,610 for the three months ended September 30, 2025.

Change in Fair Value of Derivative Liabilities. The change in fair value for the three months ended September 30, 2024 was $349,500 and was $57,750 for the three months ended September 30, 2025. The change in value of the derivative liability warrants, and resulting gain, is a result of a drop in the implied volatility of the warrants and the shortened expiration time, as well as a decrease in the principal amount of the related convertible note in combination with an increase in the common share price during the period, leading to a reduced number of shares available to be converted.

Unrealized loss on marketable securities. The Company recognized an unrealized loss on its portfolio of marketable securities of $568,868 for the three months ended September 30, 2025. The unrealized loss was attributable to a decline in the market value of the securities during the period. The unrealized loss is non-cash in nature and reflects a temporary change in fair value as of the balance sheet date. Management does not expect the unrealized loss to have a material impact on the Company’s liquidity or ongoing operations.

Comparison of the nine months ended September 30, 2025 and September 30, 2024

Revenues. Revenues recorded in the nine months ended September 30, 2025 and 2024 were $500,996 and $0, respectively. The Company’s revenue generating activities are a result of the lead generation and webinar services of its NexGenAI Affiliates Network platform within its Technology segment. The activities of the Company’s Biotechnology segment primarily include product development, raising capital, and building infrastructure. Management will continue to pursue drug development toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $7,892,274 in the nine months ended September 30, 2024 to $11,420,754 in the nine months ended September 30, 2025. The increase is primarily attributed to the increase in professional services expense related to consulting and legal fees in connection with the Merger Agreement. Stock based compensation expense increased year-over year as a result of the 2025 stock option grants. The year-over-year decrease in Research and development expense is primarily a result of the SSA termination with Deverra Therapeutics in December, 2024.

General and Administrative Expenses. General and administrative expenses were $584,667 for the nine months ended September 30, 2024 and $998,707 for the nine months ended September 30, 2025. The increase was primarily due to fees incurred in connection with the resolution of an arbitration matter that has been concluded.

Interest Expense. Interest expense was $317,487 for the nine months ended September 30, 2024 and was $201,889 for the nine months ended September 30, 2025. The decrease was primarily a result of the satisfaction of the Purple Biotech convertible note and the Yorkville convertible notes. Interest expense related to notes payable, which are discussed in detail in the notes to the condensed consolidated financial statements, incorporated by reference herein.

Change in Fair Value of Derivative Liabilities. The change in fair value for the nine months ended September 30, 2024 was $235,125 and was $856,180 for the nine months ended September 30, 2025. The change in value of the derivative liability warrants, and resulting gain, is a result of a drop in the implied volatility of the warrants and the shortened expiration time, as well as a decrease in the principal amount of the related convertible note in combination with an increase in the common share price during the period, leading to a reduced number of shares available to be converted.

Unrealized loss on marketable securities. The Company recognized an unrealized loss on its portfolio of marketable securities of $178,302 for the nine months ended September 30, 2025. The unrealized loss was attributable to a decline in the market value of the securities during the period. The unrealized loss is non-cash in nature and reflects a temporary change in fair value as of the balance sheet date. Management does not expect the unrealized loss to have a material impact on the Company’s liquidity or ongoing operations.

Financial Resources and Liquidity. The Company had limited financial resources during the nine months ended September 30, 2024 with cash of $1,137,452. For the period ended September 30, 2025, cash and cash equivalents increased to $4,908,487. The increase in cash resulted primarily from the 2025 private placement common stock offering and draws under the SEPA. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2025, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, and as a result of the remediation efforts following the 2023 self-diagnosed material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may represent a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

On May 21, 2025, Daniel Yerace, our Vice President of Operations and a member of our Board of Directors, adopted a Rule 10b5-1 trading plan. Mr. Yerace’s Rule 10b5-1 trading plan provides for an active term commencing on August 31, 2025, and ending no later than February 11, 2027, for the sale of up to 20,000 shares of common stock of the Company.

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

COEPTIS THERAPEUTICS HOLDINGS, INC.
Registrant

Date: November 13, 2025	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer, Principal Executive Officer

Date: November 13, 2025	By:	/s/ Brian Cogley
Brian Cogley
Chief Financial Officer, Principal Financial and Accounting Officer

