Form 10-K
period 2025-12-31
Coeptis Therapeutics Holdings, Inc.
filed 2026-03-19
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of $7.80 reported on the Nasdaq Capital Market was: $28,225,766.

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 6,223,221 shares of $0.0001 par value common stock outstanding as of March 18, 2026.

Coeptis Therapeutics Holdings, Inc.

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

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

This report includes our audited consolidated financial statements as of and for the years ended December 31, 2025 and December 31, 2024.

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

Biopharmaceutical Division

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

License of Stem Cell Expansion Platform & Acquisition of Phase 1 Studies

On August 16, 2023, we entered into an exclusive licensing arrangement (the “License Agreement”) with Deverra Therapeutics Inc. (“Deverra”), pursuant to which we completed the exclusive license of key patent families and related intellectual property related to a proprietary allogeneic stem cell expansion and directed differentiation platform for the generation of multiple distinct immune effector cell types, including natural killer (NK) and monocyte/macrophages. The License Agreement provides us with exclusive rights to use the license patents and related intellectual property in connection with development and commercialization efforts in the defined field of use (the “Field”) of (a) use of unmodified NK cells as anti-viral therapeutic for viral infections, and/or as a therapeutic approach for treatment of relapsed/refractory AML and high-risk MDS; (b) use of Deverra’s cell therapy platform to generate NK cells for the purpose of engineering with Coeptis SNAP-CARs and/or Coeptis GEAR Technology; and (c) use of Deverra’s cell therapy platform to generate myeloid cells for the purpose of engineering with the Company’s current SNAP-CAR and GEAR technologies. In support of the exclusive license, the Company also entered into with Deverra (i) an asset purchase agreement (the “APA”) pursuant to which we purchased certain assets from Deverra, including but not limited to two Investigational New Drug (IND) applications and two Phase 1 clinical trial stage programs (NCT04901416, NCT04900454) investigating infusion of DVX201, an unmodified natural killer (NK) cell therapy generated from pooled donor CD34+ cells, in hematologic malignancies and viral infections and (ii) a non-exclusive sublicense agreement (the “Sublicense Agreement”), in support of the assets obtained by the exclusive license, pursuant to which the Company sublicensed from Deverra certain assets which Deverra has rights pursuant to a license agreement (“FHCRC Agreement”) by and between Deverra and The Fred Hutchinson Cancer Research Center (“FHCRC”).

As consideration for the Deverra transaction described above, we paid Deverra approximately $570,000 in cash, issued to Deverra 200,000 shares of the Company’s common stock and assumed certain liabilities related to the ongoing clinical trials. In addition, in accordance with the terms of the Sublicense Agreement, the Company agreed to pay FHCRC certain specified contingent running royalty payments and milestone payments under the FHCRC Agreement, in each case to the extent such payments are triggered by the Company’s development activities.

Until December 2024 we operated under a Shared Services Agreement (“SSA”) with Deverra, which provided Coeptis and Deverra to share resources and collaborate on the development of Coeptis’ GEAR and SNAP-CAR platforms. The Company is continuing its development focus on both GEAR and SNAP-CAR and is considering prospective strategic partners for such development.

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

Multiple myeloma is the first cancer indication targeted with CD38-GEAR-NK. The global multiple myeloma market was $28.42B in 2024 and is expected to reach $47.04B by 2031 [Source: Data Bridge Market Research].

GEAR-NK Product Plan Overview. GEAR-NK is an autologous, gene-edited, natural killer cell-based therapeutic development platform that allows for modified NK cells to be co-administered with targeted mAbs, which, in the absence of the GEAR-NK, would otherwise be neutralized by mAb therapy. GEAR-NK is a pre-clinical in vitro proof-of-concept product.. Vy-Gen is actively engaged in the research and development of GEAR-NK, and through the joint steering committee, we are assessing market opportunities, intellectual property protection and potential regulatory strategy. No human clinical trials have been conducted for GEAR-NK but are planned for 2027 or later.

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

The Sponsored Research Agreement: In January 2023 we entered into a sponsored research agreement (“SRA”) with the University of Pittsburgh, the focus of which is to perform pre-clinical research as it relates to our SNAP-CAR program. Our target objectives have been to: (i) test and validate CRO antibody conjugation chemistry and improve the activity of adaptors by investigating alternative chemical composition, (ii) investigate HER2 and other solid-tumor model in mice for both breast and ovarian cancers, (iii) identify and test other non-HER2 targets, (iv) further investigate multi-antigen targeting by dosing multiple adaptors simultaneously to address tumor heterogeneity/resistance in hematological and/or solid tumors and (v) expand the potential impact of SNAP-CAR by performing in vitro screening of many additional antigen-antibody combinations in hematological and/or solid tumors. The term of the SRA expired by its terms at the end of January 2025. The data generated during the term of the SRA will be instrumental in determining target indications, development plans, and clinical study designs.

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

CPT60621; Vici Health Sciences, LLC

In 2019, we entered into a co-development agreement with Vici Health Sciences, LLC (“Vici”). Through this partnership, we would co-develop, seek FDA approval and share ownership rights with Vici to CPT60621, a novel, ready to use, easy to swallow, oral liquid version of an already approved drug used for the treatment of Parkinson’s Disease (PD). As we continue to direct its operational and financial focus towards the other assets and opportunities previously described, we have stopped allocating resources to the development of CPT60621. We are currently in negotiations in which Vici intends to buy-out most or all of the remaining ownership rights.

Technology Division

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

The Company is utilizing a proprietary suite of automation and virtual assistant technologies to streamline client outreach, engagement workflows, and digital marketing operations across our operations.

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

Employees

Currently, we have six employees, of which four are full-time employees and two are part-time employees. Our employees are not represented by any labor union or any collective bargaining arrangement with respect to their employment with the Company. We have never experienced any work stoppages or strikes as a result of labor disputes. We believe that our employee relations are good.

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

In the Merger, all shares of Z Squared common stock issued and outstanding immediately prior to the effective time of the Merger (other than those properly exercising any applicable dissenters rights under Wyoming law), will be converted into the right to receive a portion of the Merger Consideration (as defined below) and (ii) any other outstanding securities with the right to convert into or acquire equity securities of Z Squared will be terminated. At the Closing, Coeptis will change its name as mutually agreed upon by the Purchaser and Z Squared. The Merger is expected to close in the second quarter 2026.

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

Risks Associated with our Business

There are a number of risks related to us and our operations. You should carefully review the risks described in “Risk Factors and Special Considerations” beginning on page 9. If any of these risks actually occur, our business, financial condition, results of operations and prospects would likely be materially, adversely affected. In that event, the trading price of our Common Stock could be adversely impacted, and you could lose part or all of your investment. Below is a summary of some of the principal risks we face:

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

For the year ended December 31, 2025, we incurred a net loss of $12,277,192 and, as of that date, we had an accumulated deficit of $109,953,728. For the year ended December 31, 2024, we incurred a net loss of $10,877,412 and, as of that date, had an accumulated deficit of $98,036,713. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, its ability to pay its debts as they become due, and on its cash flows.

To date, we have generated only minimal product revenue. We expect that our planned product development and strategic expansion pursuits will increase losses significantly over the next five years. In order to achieve profitability, we will be required to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and experience negative cash flow from operations at least through the end of 2025. We cannot be certain that we will ever achieve profitability or that, if profitability is achieved, that it will be maintained. If our revenue grows at a slower rate than we anticipate or if our product development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected, and we may be unable to continue operations.

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

The Company’s ability to be successful is dependent upon the efforts of the Company’s board members and key personnel, in particular our President and Chief Executive Officer David Mehalick. We cannot assure you that the Company’s board members and key personnel will be effective or successful or remain with the Company. In addition to the other challenges they will face, such individuals may be unfamiliar with the requirements of operating a public company, which could cause the Company’s management to expend time and resources becoming familiar with such requirements. We have employment agreements in place with Mr. Mehalick and Daniel Yerace, but no other persons. The loss of service of Mr. Mehalick, in particular, for any reason, could seriously impair our ability to effectuate our business plan, which could have a materially adverse effect on our business and future results of operations. We also have not purchased any key-man life insurance.

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

On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We currently have no existing bank lines of credit and have not established any definitive sources for additional financing. We believe that cash on hand will be sufficient to meet our short-term financial requirements through at least the 2nd quarter of 2026 assuming that we elect not to pursue and consummate strategic transactions prior to that time. However, we will require additional funds if we want to fully implement our business plan and growth strategy, including strategic transactions, which funds could come in the form of equity, debt (including secured debt) or a combination of the two. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or clinical programs. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects. If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.

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

We have experienced a lack of adequate capital resources causing us to be unable to fully implement our full business plan. We believe that we need to raise or otherwise obtain additional financing beyond our current cash position in order to satisfy our existing obligations or fully implement our business plan. We do not expect to have positive cash flow for the foreseeable future. If we are not successful in obtaining additional financing we will not be able to fully implement our business plan and we may not be able to continue our operations.

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

We will remain an emerging growth company until the earliest of (i) December 31, 2027, (ii) the first fiscal year after our annual gross revenue exceed $1.07 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities, or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700.0 million as of the end of the second quarter of that fiscal year.

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

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “COEP.” The closing price of our common stock on Nasdaq on December 31, 2025 was $14.25 per share.

Holders of Common Stock

As of March 18, 2026, we had 6,223,221 shares of our common stock issued and outstanding, and there were 128 record holders of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Authorized Shares.    The initial maximum number of shares of our Common Stock that may be issued under the 2022 Equity Incentive Plan was 117,000. As approved by the Company’s shareholders in December 2023, the maximum number of shares under the Plan was increased to 367,000. As of December 31, 2025, a total of 339,500 stock options to purchase shares of common stock were granted under the Plan.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of capital stock issued by us within the past three years. All shares are presented on a post reverse stock split basis.

In January 2023 the Company issued an aggregate of 43,709 shares of its common stock to service providers as compensation for services.

In January 2023 the Company granted options to purchase an aggregate of 67,875 shares of its common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $32.60 per share. In October 2023 the Company granted options to purchase an aggregate of 15,000 shares of its common stock under the 2022 Equity Incentive Plan, to two officers/employees and consultants, at an exercise price of $21.40 per share The Company has also granted a stand-alone option to a former employee to purchase up to 5,000 shares of our common stock at an exercise price of $200 per share.

In April 2023 the Company issued an aggregate of 50,000 shares of common stock in connection with the termination of several investment banking agreements and all future rights and obligations under such agreements.

In June 2023, in connection with the June 2023 Offering, the Company issued warrants to the underwriter of such offering to acquire up to 10,500 shares of the Company’s common stock at an exercise price of $25.00.

On August 16, 2023, Coeptis Therapeutics Holdings, Inc. (the “Company”) entered into an exclusive licensing arrangement (with Deverra Therapeutics Inc., and, issued to Deverra 200,000 shares of the Company’s common stock and assumed certain liabilities related to the ongoing clinical trials.

On September 29, 2023, the Company issued 120,000 shares of common stock of the Company to a private investor in exchange for $2,400,000, $400,000 of which was paid in cash and the balance of which was paid with a promissory note.

On September 29, 2023, the Company issued 30,000 shares of common stock of the Company to a private investor in exchange for $600,000, $100,000 of which was paid in cash and the balance of which was paid with a promissory note.

On October 26, 2023, in connection with the private placement described elsewhere in the Annual Report on Form 10-K, the Company issued to an institutional investor (i) 38,850 Shares of the Company’s common stock, (ii) Pre-Funded Warrants to purchase up to 61,150 shares of Common Stock, (iii) Series A Warrants to purchase up to 100,000 shares of Common Stock with an exercise price of $27.20 per share, and (iv) Series B Warrants (the “Series B Warrants” and together with the Pre-Funded Warrants and the Series A Warrants , the “Warrants”) to purchase up to 100,000 shares of Common Stock with an exercise price of $27.20 per share, for gross proceeds to the Company of $2,000,000. In connection with the October 2023 private placement, the Company also issued placement agent warrants (the “Placement Agent Warrants”) to purchase 6,000 shares of our common stock at an exercise price of $28.00 per share.

In December 2023, the Company sold a pre-funded warrant to AMLS Holdings, LLC that are currently exercisable to acquire up to 150,000 of the shares of Common Stock being registered hereunder for the benefit of such shareholder, for gross proceeds to the Company of $1,200,000 comprised of $100,000 in cash and a $1,100,000 promissory note. The promissory note accrues interest at the rate of six (6%) percent per annum (increasing to eighteen percent (18%) per annum from and after the occurrence of a default) and matured on November 29, 2024, and has provision for mandatory prepayment. In February 2024 the Company sold a pre-funded warrant to Alamo Board Marketing, LLC that are currently exercisable to acquire up to 300,000 of the shares being registered hereunder for the benefit of such shareholder, for gross proceeds to the Company of $2,400,000 comprised of $500,000 in cash and a $1,900,000 promissory note. The promissory note accrues interest at the rate of six (6%) percent per annum (increasing to eighteen percent (18%) per annum from and after the occurrence of a default) and matured on December 31, 2024, and has provision for mandatory prepayment. Between June 14, 2024 and February 6, 2025, the Company sold 10,000 shares of its Series A Preferred Stock for aggregate gross proceeds of $10 million. Christopher Calise, a current member of our Board of Directors, participated in the offering personally and through an entity controlled by him.

In January 2024 the Company granted options to purchase an aggregate of 76,750 shares of its common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $12.92 per share.

In June 2024 the Company granted options to purchase an aggregate of 120,000 shares of its common stock under the 2022 Equity Incentive Plan, to our CEO, at an exercise price of $6.20 per share.

In November 2024, we issued 20,000 shares of Common Stock (“Commitment Shares”), to Yorkville as consideration for Yorkville’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA. In the SEPA, Yorkville represented to the Company among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). The Commitment Shares are being issued and sold by the Company to Yorkville in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

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

In January 2025 we issued warrants to a service provider to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $12.00 per share.

In January 2025 we issued a stand-alone option to a service provider to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $5.72 per share.

In March 2025 the Company granted options to purchase an aggregate of 87,375 shares of its common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $10.52 per share.

From July 2025 to September 2025 the Company sold 436,467 shares of common stock through a private placement for $2,500,000 in cash and $2,500,000 in promissory notes. The Company collected $2,000,000 of the $2,500,000 in promissory notes as of December 31, 2025.

In December 2025 the Company sold 260,000 shares of common stock to two private investors for $3,120,000 in promissory notes.

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

Options/Stock Awards. There were 279,625 stock options outstanding at December 31, 2024. The Company subsequently granted in 2025 options to purchase an aggregate of 87,375 shares of our common stock under the 2022 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $10.52 per share. There were 437,000 stock options outstanding at December 31, 2025.

Preferred Stock

There were no shares of series A preferred stock outstanding at December 31, 2025. The Company Board has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the DGCL.

Warrants

The Company has warrants outstanding to purchase (i) 570,105 shares of our common stock at an average exercise price of approximately $31.71 per share which were assumed from Coeptis Therapeutics, Inc. as part of the Merger, and (ii) 375,000 shares of our common stock at an exercise price of $230.00 per share, which were issued prior to the Merger.

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

On October 26, 2023, the Company entered into a Shared Services Agreement (“SSA”) with Deverra, in accordance with requirements set forth in the APA. Under the terms of the SSA, Coeptis and Deverra will share resources and collaborate to further the development of Coeptis’ GEAR and SNAP-CAR platforms, as well as the purchased and licensed assets under the License Agreement and APA. The SSA expired on December 31, 2024. The Company is continuing its development focus on both GEAR and SNAP-CAR, and is considering prospective strategic partners for such development.

Vici Health Sciences, LLC.

In 2019, we entered into a co-development agreement with Vici Health Sciences, LLC (“Vici”). Through this partnership, we would co-develop, seek FDA approval and share ownership rights with Vici to CPT60621, a novel, ready to use, easy to swallow, oral liquid version of an already approved drug used for the treatment of Parkinson’s Disease (PD). As we continue to direct its operational and financial focus towards the other assets and opportunities previously described, we have stopped allocating resources to the development of CPT60621. We are currently in negotiations in which Vici intends to buy-out most or all of the remaining ownership rights.

Our Results of Operations

In General

Revenue. In fiscal year 2025, we generated sales of $1,363,045 from lead generation and webinar services offered through our NexGenAI platform. This represents a meaningful transition from prior periods when we generated minimal revenue. However, we have not yet achieved profitability, and there remains uncertainty regarding our ability to generate sufficient revenue to cover operating expenses and fund our business plan without additional capital.

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

Comparison of the years ended December 31, 2025 and December 31, 2024.

Revenues. Sales of $1,363,045 resulted from lead generation and webinar services offered through our technology segment’s NexGenAI platform in the year ended December 31, 2025. The Company had no sales recorded during year ended December 31, 2024. The Company’s activities in its Biotechnology segment primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue in the Biotechnology segment for at least the next year, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses.

Overview. Operating expenses increased from $10,054,488 during the year ended December 31, 2024 to $14,225,918 during the year ended December 31, 2025. The significant increase in 2025 is primarily a result of increased professional services expenses, including consulting and legal fees in connection with the Merger Agreement, and higher stock based compensation expense resulting from 2025 stock option grants. The year-over-year decrease in research and development expense is primarily a result of the SSA termination with Deverra Therapeutics in December, 2024, as well as lower total salary expense in fiscal year 2025 as compared to 2024.

General and Administrative Expenses. General and administrative expenses increased from $945,641 during the year ended December 31, 2024 to $1,148,004 during the year ended December 31, 2025. The increase was primarily due to fees incurred in connection with the resolution of an arbitration matter that has been concluded.

Interest Expense. Interest expense was $246,116 for the year ended December 31, 2024 and was $96,744 for the year ended December 31, 2025. The decrease was primarily a result of the satisfaction of the Purple Biotech convertible note and the Yorkville convertible notes. Interest expense related to notes payable, which are discussed in detail in the notes to the consolidated financial statements, incorporated by reference herein.

Change in Fair Value of Derivative Liabilities. The change in fair value for the year ended December 31, 2024 was recorded as a loss of $341,660 and was recorded as a gain of $1,098,055 for the year ended December 31, 2025. The year over year change is a result of a gain on the change in fair value of the SEPA derivative liability in the amount of $906,430, and a gain on the change in fair value of the derivative liability warrants in the amount of $191,625.

Unrealized gain on marketable securities. The Company recognized an unrealized gain on its portfolio of marketable securities of $76,596 for the year ended December 31, 2025. The unrealized gain was attributable to an increase in the market value of the securities during the period. The unrealized gain is non-cash in nature and reflects a temporary change in fair value as of the consolidated balance sheet date. Management does not expect the unrealized gain to have a material impact on the Company’s liquidity or ongoing operations.

Financial Resources and Liquidity. The Company had limited financial resources during the year ended December 31, 2024 with cash of $532,885. For the year ended December 31, 2025, cash increased to $5,674,302. The increase in cash resulted primarily from the 2025 private placement common stock offering and draws under the SEPA. During both of these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. Moving into 2026, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

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

As previously disclosed, in connection with the Merger and the Company’s adoption of Coeptis’ historical business, Turner, Stone and Company, L.L.P., the independent registered public accounting firm of Coeptis Therapeutics, Inc., became the Company’s auditors.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the remediation efforts following the 2023 self-diagnosed material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective. In 2023, the Company self-diagnosed two material weaknesses. These weaknesses were not issued by our independent auditors, Turner, Stone & Company, LLP. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The Company self-identified the following material weaknesses as of December 31, 2023:

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

Over the course of the year ended December 31, 2024, the Company worked toward remediation of these self-diagnosed material weaknesses by (i) hiring additional resources to effectively allow for segregation of duties and highly technical accounting expertise, formally documenting accounting policies, and ensuring compliance with accounting requirements and (ii) adopting processes and procedures that support a timely financial statement close, and secondary reviews. During 2025, the Company continued to strengthen its processes and procedures.

Changes in Internal Control Over Financial Reporting

The Company continued to strengthen its processes and procedures following the 2024 remediation of the self-diagnosed material weaknesses as described above.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our executive officers and directors and hold the positions set forth opposite their name.

Executive Officers and Directors	Age	Position
David Mehalick	57	Chairman, Chief Executive Officer and President
Daniel Yerace	43	Director and Vice President of Operations
Brian Cogley	39	Chief Financial Officer
Christine Sheehy	58	Vice President of Compliance and Secretary
Christopher Calise	52	Director
Tara Maria DeSilva	57	Director
Philippe Deschamps	63	Director
Christopher Cochran	56	Director
Gene Salkind	72	Director

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

Brian Cogley — Chief Financial Officer: Mr. Cogley has over 17 years of accounting and finance experience, having previously held positions of increasing authority at two “Big 4” accounting firms and served on the management teams of multiple companies in diverse industries. An accountant by training, Mr. Cogley arrives at Coeptis with a career in corporate finance and accounting during which he advised and led the financial operations for companies spanning multiple industries including life sciences, pharmaceuticals, financial services, and manufacturing. From February 2022 until joining Coeptis, Mr. Cogley was a Senior Manager, Accounting Advisory at CFGI, LLC where he served pharmaceutical and financial services clients in technical accounting implementations and execution, interim Controller roles, interim SEC Reporting Manager roles, segment reporting and carve-out engagements. From 2017-2022 Mr. Cogley held the position of Vice President of Finance & Accounting at NexTier Bank where he was a member of the Company’s senior management team and led its accounting and finance operations, including the general ledger, financial planning and analysis, internal and external financial reporting, and human resources. From 2015-2017 Mr. Cogley held the position of Global Cash Manager for Calgon Carbon Corporation, where he was responsible for all daily cash decisions across the global enterprise. From 2012-2015 Mr. Cogley was a Financial Analyst at TriState Capital Bank where he was responsible for building its Sarbanes-Oxley control environment, SEC/regulatory reporting and new system implementation, while also working on various process improvement projects. Mr. Cogley began his career at KPMG, LLP, providing audit and assurance services to a variety of clients in the financial services industry. Mr. Cogley earned a B.A. with a concentration in accounting and a Master of Business Administration with a concentration in finance from Duquesne University.

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

On March 21, 2025, Colleen Delaney submitted her resignation from her role as Chief Medical and Scientific Officer at the Company, effective March 24, 2025. Ms. Delaney, who has been employed by the Company since August 2023, resigned to pursue another business opportunity. She continued on a consulting basis to provide transition services to the Company for six months following her resignation.

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

In order to be considered independent for purposes of Rule10A-3 under the Exchange Act and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

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

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and for years ended December 31, 2025 and 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Mehalick	2025	360,000	237,000	–	–	–	–	–	597,000
Chairman, CEO and President	2024	360,000	–	–	–	–	–	–	360,000

Daniel Yerace	2025	360,000	92,000	–	–	–	–	–	452,000
Vice President of Operations	2024	360,000	–	–	–	–	–	–	360,000

Brian Cogley	2025	215,385	95,000	–	–	–	–	–	310,385
Chief Financial Officer	2024	200,000	–	–	–	–	–	–	200,000

Colleen Delaney	2025	96,385	–	–	–	–	–	–	96,385
Chief Scientific and Medical Officer	2024	360,000	–	–	–	–	–	–	360,000

Christine Sheehy	2025	75,000	–	–	–	–	–	–	75,000
Former Chief Financial Officer	2024	83,769	–	–	–	–	–	–	83,769

*	Dr. Delaney stepped down as Chief Scientific and Medical Officer in March 2025.
**	Ms. Sheehy stepped down as Chief Financial Officer in 2023 and remains with the Company as Vice President of Compliance and Secretary.

Employment Agreements with Directors and Officers

The Company is party to employment agreements with David Mehalick, Colleen Delaney and Daniel Yerace, each of which are described below. The Company does not currently have employment agreements with any of its other officers and directors.

David Mehalick:    David Mehalick, our President and Chief Executive Officer, entered into an employment agreement with Coeptis Therapeutics, Inc. on February 21, 2022 (the “Effective Date”) covering Coeptis and its subsidiary, Coeptis Pharmaceuticals. The employment agreement is in effect immediately and will remain in effect until the termination of the employment agreement by either party in accordance with Section 5 of the employment agreement. Mr. Mehalick shall report to the Board of Directors and shall have the duties, responsibilities and authority as may from time to time be assigned to him by the Board of Directors. Under the employment agreement, Coeptis currently pays to Mr. Mehalick an annualized salary at the rate of $360,000. Mr. Mehalick will also receive a guaranteed bonus equal to twenty (20%) of his base salary for each calendar year, and will be eligible to receive merit bonuses, certain milestone bonuses and awards of stock options, restricted stock units or other equity awards pursuant to any plans or arrangements that Coeptis may have in effect from time to time. The foregoing summary does not purport to be complete and is qualified in its entirety by reference. Mr. Mehalick’s employment agreement, which is filed as Exhibit 4.1 to Coeptis’ Current Report on Form 8-K filed on February 21, 2022. This employment agreement was assumed by the Company in connection with the Merger.

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

Brian Cogley:    Mr. Cogley joined the Company in 2023. For 2024, Mr. Cogley received, (i) an initial base salary of $200,000 per year, (ii) eligibility for annual discretionary bonus, (iii) participation in the Company’s stock incentive plan with the number of stock options to be determined and (iv) additional benefits generally available to other salaried employees of the Company. For 2025, Mr. Cogley received a salary of $215,385. Mr. Cogley’s employment is “at will”.

Collen Delaney: Dr. Delaney joined the Company in 2023. For 2023, Dr. Delaney is currently to receive, (i) an initial base salary of $360,000 per year, (ii) an annual bonus of 20% of base salary plus eligibility for additional annual discretionary bonus, (iii) participation in the Company’s stock incentive plan with the number of stock options to be determined and (iv) additional benefits generally available to other salaried employees of the Company. On March 21, 2025, Dr. Delaney submitted her resignation from her role as Chief Medical and Scientific Officer at the Company, effective March 24, 2025. Dr. Delaney resigned to pursue another business opportunity. She continued on a consulting basis to provide transition services to the Company for six months following her resignation.

Outstanding Equity Awards at Fiscal Year End

The Company had unexercised options (including stock options that have not vested) to purchase an aggregate of 437,000 shares of Common Stock outstanding for executive officers, directors, and consultants as of December 31, 2025. The Company had unexercised options to purchase an aggregate of 279,625 shares of Common Stock outstanding for executive officers, directors, and consultants as of December 31, 2024.

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

In March 2025, the Company granted options to purchase an aggregate of 87,375 shares of our common stock under the 2025 Equity Incentive Plan, to various officers, directors, employees and consultants, at an average exercise price of $10.52 per share.

The following table provides certain information regarding unexercised options to purchase Common Stock, stock options that have not vested and equity-incentive plan awards outstanding as of December 31, 2025, for each named executive officer and director.

	Option Awards (1)						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Grant Date	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Mehalick(2)	9,375	3,125	1/27/2023	35.20	1/27/2028	–	–	–	–
David Mehalick(2)	14,062	4,688	1/27/2023	32.00	1/27/2033
David Mehalick	8,750	11,250	1/10/2024	12.92	1/10/2034
David Mehalick	120,000	–	6/13/2024	6.20	6/12/2034
David Mehalick	7,219	21,656	3/4/2025	10.65	3/4/2035
Daniel Yerace	7,500	2,500	1/27/2023	32.00	1/27/2033	–	–	–	–
Daniel Yerace	4,375	5,625	1/10/2024	12.92	1/10/2034
Daniel Yerace	1,250	3,750	3/4/2025	10.56	3/4/2035
Daniel Yerace	1,250	3,750	3/7/2025	10.25	3/4/2035
Christine Sheehy	7,500	2,500	1/27/2023	32.00	1/27/2033	–	–	–	–
Christine Sheehy	1,094	1,406	1/10/2024	12.92	1/10/2034
Christine Sheehy	250	750	3/4/2025	10.56	3/4/2035
Christopher Calise	1,500	–	1/27/2023	32.00	1/27/2033	–	–	–	–
Christopher Calise	1,750	–	1/10/2024	12.92	1/10/2034
Christopher Calise	5,700	–	3/4/2025	10.56	3/4/2035
Tara DeSilva	1,500	–	1/27/2023	32.00	1/27/2033	–	–	–	–
Tara DeSilva	1,750	–	1/10/2024	12.92	1/10/2034
Tara DeSilva	5,700	–	3/4/2025	10.56	3/4/2035
Gene Salkind	1,500	–	1/27/2023	32.00	1/27/2033	–	–	–	–
Gene Salkind	1,750	–	1/10/2024	12.92	1/10/2034
Gene Salkind	5,700	–	3/4/2025	10.56	3/4/2035
Philippe Deschamps	1,500	–	1/27/2023	32.00	1/27/2033	–	–	–	–
Philippe Deschamps	1,750	–	1/10/2024	12.92	1/10/2034
Philippe Deschamps	5,700	–	3/4/2025	10.56	3/4/2035
Christopher Cochran	1,500	–	1/27/2023	32.00	1/27/2033
Christopher Cochran	1,750	–	1/10/2024	12.92	1/10/2034	–	–	–	–
Christopher Cochran	5,700	–	3/4/2025	10.56	3/4/2035
Brian Cogley	2,498	2,502	10/02/2023	21.40	10/2/2033	–	–	–	–
Brian Cogley	3,281	4,219	1/10/2024	12.92	1/10/2034
Brian Cogley	2,500	7,500	3/4/2025	10.56	3/4/2035

(1) All options were issued (a) to Mr. Cogley on October 2, 2023 and (b) to the officers and directors on January 27, 2023 (as applicable, the “Grant Date”).

(2) Includes (i) 12,500 incentive stock options with an exercise price of $35.20 and an expiration date of January 27, 2028 and (ii) 18,750 nonqualified stock options with an exercise price of $32.00 and an expiration date of January 27, 2033.

2025 and 2024 Director Compensation

Non-employee directors were each paid a total of $20,000 and $20,000 for service as a director during 2025 and 2024, respectively.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our Common Stock beneficially owned on March 18, 2026 for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock; (ii) all directors; (iii) all named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Shares of common stock subject to options or warrants that are exercisable as of the date of this Annual Report on Form 10-K or are exercisable within 60 days of such date are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of calculating the percentage ownership of such person but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person. Applicable percentage ownership is based on an assumed 6,223,221 shares of common stock outstanding as the date of March 18, 2026.

Unless otherwise indicated and subject to applicable community property and similar laws, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name of Beneficial Ownership(1)	Shares Owned		Percentage
Executive Officers and Directors
David Mehalick	330,192		5.31%
Daniel Yerace	70,531		1.13%
Christopher Calise	368,741	(2)	5.88%
Tara DeSilva	8,950		*
Philippe Deschamps	8,950		*
Christopher Cochran	8,950		*
Gene Salkind	13,161	(3)	*
Brian Cogley	22,500		*
Christine Sheehy	64,031		1.03%
Officer and Directors as a Group (9 persons)	896,006		15.64%

_______________________

*	Less than 1.0%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Coeptis Therapeutics, Inc., 105 Bradford Rd, Suite 420, Wexford, PA 15090.
(2)	Includes (i) 49,500 shares of common stock that are owned by CJC Investment Trust (a trust in which Mr. Calise is a control person), and (ii) 47,106 shares of common stock that are issuable under currently exercisable warrants..
(3)	Includes 4,211 shares of common stock that are held as JTWROS with Catherine Salkind..

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

The following table shows the fees paid or accrued for the audit and other services provided by Astra Audit & Advisory, LLC and Tuner, Stone & Company, LLP, our independent registered public accounting firms for the years ended December 31, 2025 and 2024, respectively.

	12-31-2025	12-31-2024
Audit fees	$91,820	$159,335
Other service fees	94,000	22,949
Total	$185,820	$182,284

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K, beginning on page F-1.

(2)	Financial Statement Schedules—Financial statement schedules have been omitted in this Annual Report on Form 10-K because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	Exhibits—The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 18, 2022, by and among Bull Horn Holdings Corp., a British Virgin Island corporation, BH Acquisition Sub, a Delaware corporation and Coeptis Therapeutics, Inc., a Delaware corporation (incorporated by reference from Exhibit 2.1 to Bull Horn Holdings Corp.’s Current Report on Form 8-K, as filed with the SEC on April 19, 2022)
2.2	Certificate of Merger as filed with the Delaware Secretary of State effective October 28, 2022 (incorporated by reference to Exhibit 2.2 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on November 3, 2022)
3.1	Amended and Restated Certificate of Incorporation of Coeptis Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on November 3, 2022)
3.2	Certificate of Incorporation of Coeptis Therapeutics, Inc. (incorporated by reference from the Certificate of Merger included at Exhibit 2.2 to the Current Report on Form 8-K)
3.3	Amended and Restated Bylaws of Coeptis Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.3 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on November 3, 2022)
10.1	Registration Rights Agreement, dated October 29, 2020, by and among Bull Horn and certain security holders (incorporated by reference to Exhibit 10.3 of Bull Horn’s Form 8-K, filed with the SEC on November 3, 2020).
10.2	Private Placement Warrants Purchase Agreement, dated October 29, 2020, by and between Bull Horn and Imperial Capital LLC, I-Bankers Securities, Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 10.4 of Bull Horn’s Form 8-K, filed with the SEC on November 3, 2020).
10.3	Private Placements Warrants Purchase Agreement, dated October 29, 2020, by and between Bull Horn and Sponsor (incorporated by reference to Exhibit 10.5 of Bull Horn’s Form 8-K, filed with the SEC on November 3, 2020).
10.4	Co-Development Option Purchase Agreement (SNP) between Coeptis and Vy-Gen Bio, Inc. (incorporated by reference to Exhibit 4.1 to Coeptis Therapeutics, Inc.’s Form 8-K, filed with the SEC on May 11, 2021).
10.5	Co-Development Option Purchase Agreement (GEAR) between Coeptis and Vy-Gen Bio, Inc. (incorporated by reference to Exhibit 4.2 to Coeptis’ Form 8-K, filed with the SEC on May 11, 2021).
10.6	Amendment No. 1 to Co-Development Option Purchase Agreement (SNP) between Coeptis and VyGen-Bio, Inc. (incorporated by reference to Exhibit 4.1 to Coeptis Therapeutics, Inc.’s Form 8-K, filed with the SEC on August 19, 2021).
10.7	Co-development and Steering Committee Agreement with VyGen-Bio, Inc. (incorporated by reference to Exhibit 4.1 to Coeptis’ Therapeutics, Inc.’s Form 8-K, filed with the SEC on December 27, 2021).
10.8	Employment Agreement between Coeptis and David Mehalick (incorporated by reference to Exhibit 4.1 to Coeptis Therapeutics, Inc.’s Form 8-K filed with the SEC on February 25, 2022).
10.9	Employment Agreement between Coeptis and Daniel Yerace (incorporated by reference to Exhibit 4.2 to Coeptis Therapeutics, Inc.’s Form 8-K filed with the SEC on February 25, 2022).
10.10	2022 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on November 3, 2022)
10.11	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on October 27, 2023)
10.12	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on October 27, 2023)
10.13	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.4 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on October 27, 2023)
10.14	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 10.5 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on October 27, 2023)
10.15	License Agreement, dated as of August 16, 2023, by and between Coeptis Therapeutics Holdings, Inc. and Deverra Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on August 22, 2023)
10.16	Sublicense Agreement, dated as of August 16, 2023, by and between Coeptis Therapeutics Holdings, Inc. and Deverra Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on August 22, 2023)
10.17	Asset Purchase Agreement, dated as of August 16, 2023, by and between Coeptis Therapeutics Holdings, Inc. and Deverra Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on August 22, 2023)
19.1	Insider Trading Policies and Procedures *
21.1	Subsidiaries of Coeptis Therapeutics Holdings, Inc. *
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COEPTIS THERAPEUTICS HOLDINGS, INC.

Date: March 19, 2026	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer (Principal Executive Officer)

Date: March 19, 2026	By:	/s/ Brian Cogley
Brian Cogley
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Mehalick	Chief Executive Officer	March 19, 2026
David Mehalick	(Principal Executive Officer) and Director

/s/ Brian Cogley	Chief Financial Officer	March 19, 2026
Brian Cogley	(Principal Financial and Accounting Officer) and Director

/s/ Daniel Yerace	Director	March 19, 2026
Daniel Yerace

/s/ Christopher Calise	Director	March 19, 2026
Christopher Calise

/s/ Christopher Cochran	Director	March 19, 2026
Christopher Cochran

/s/ Philippe Deschamps	Director	March 19, 2026
Philippe Deschamps

/s/ Tara DeSilva	Director	March 19, 2026
Tara DeSilva

/s/ Gene Salkind	Director	March 19, 2026
Gene Salkind

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Coeptis Therapeutics Holdings, Inc.

Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Coeptis Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coeptis Therapeutics Holdings, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31 , 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

We have served as the Company’s auditor since 2024.

Tampa, Florida

March 19, 2026

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$5,674,302	$532,885
Marketable securities	676,596	–
Interest receivable	7,348	–
Prepaid assets	991,903	518,407
TOTAL CURRENT ASSETS	7,350,149	1,051,292

PROPERTY AND EQUIPMENT
Furniture and fixtures, net	9,873	10,460

OTHER ASSETS
Investments	7,860,083	5,691,084
Intangible assets, net	361,250	541,875
Co-development rights, net	554,167	1,554,166
Right of use asset, net of accumulated amortization	18,399	59,783
Total other assets	8,793,899	7,846,908
TOTAL ASSETS	$16,153,921	$8,908,660

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$888,755	$1,269,763
Accrued expenses	41,054	736,884
Convertible notes payable, net of debt discount of $0 and $435,635	–	1,087,873
Convertible notes payable, in default	100,000	100,000
Right of use liability, current portion	18,875	42,305
Customer deposit	599,455	–
Derivative liability	–	1,041,484
Other current liabilities	120,000	235,000
TOTAL CURRENT LIABILITIES	1,768,139	4,513,309

LONG TERM LIABILITIES
SBA loan payable	150,000	150,000
Derivative liability warrants	167,625	359,250
Right of use liability, non-current portion	–	18,875
TOTAL LONG TERM LIABILITIES	317,625	528,125
TOTAL LIABILITIES	2,085,764	5,041,434

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 10,000 designated as Series A, 0 and 6,520 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	–	2
Common stock, $0.0001 par value, 150,000,000 shares authorized, 5,746,948 and 2,116,191 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	575	212
Additional paid-in capital	127,201,691	102,976,748
Common stock subscribed	–	541,875
Subscription receivable	(3,686,544)	(2,100,000)
Accumulated deficit	(109,953,728)	(98,036,713)
TOTAL STOCKHOLDERS' EQUITY - CONTROLLING INTERESTS	13,561,994	3,382,124
TOTAL STOCKHOLDERS' EQUITY - NONCONTROLLING INTERESTS	506,163	485,102
TOTAL STOCKHOLDERS' EQUITY	14,068,157	3,867,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,153,921	$8,908,660

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2025	December 31, 2024
SALES
Sales	$1,363,045	$–
Total sales	1,363,045	–
Cost of goods	180,625	–
Gross profit	1,182,420	–

COST OF OPERATIONS
Research and development expense	1,277,150	2,331,548
Salary expense	1,687,972	1,722,050
Amortization expense	1,000,000	1,000,000
Professional services expense	7,792,100	2,950,271
Stock based compensation expense	1,215,692	1,104,978
General and administrative expenses	1,148,004	945,641
Selling and marketing expense	105,000	–
Total cost of operations	14,225,918	10,054,488

LOSS FROM OPERATIONS	(13,043,498)	(10,054,488)

OTHER INCOME (EXPENSE)
Interest expense	(96,744)	(246,116)
Interest income	116,495	234,742
Amortization of debt discount	(545,635)	(216,189)
Gain on forfeiture of customer deposit	115,000	–
Other income (expense), net	7,004	(16,444)
Unrealized gain on marketable securities	76,596	–
Unrealized loss on investments	(163,500)	–
Loss on write down of assets	–	(37,257)
Gain (loss) on extinguishment of debt	159,035	(200,000)
Change in fair value of derivative liabilities	1,098,055	(341,660)
TOTAL OTHER INCOME (EXPENSE), net	766,306	(822,924)

LOSS BEFORE INCOME TAXES	(12,277,192)	(10,877,412)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–

NET LOSS	(12,277,192)	(10,877,412)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(360,177)	(196,960)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,917,015)	$(10,680,452)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(2.81)	$(5.56)

Weighted average number of common shares outstanding	4,234,787	1,924,639

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	COMMON STOCK	SUBSCRIPTION	ACCUMULATED	TOTAL CONTROLLING	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	RECEIVABLE	DEFICIT	INTEREST	INTEREST	EQUITY

BALANCE AT DECEMBER 31, 2023	–	$–	1,766,552	$179	$91,670,045	$–	$(3,500,000)	$(87,356,261)	$813,963	$–	$813,963
Shares issued for cash	–	–	50,000	5	99,995	–	–	–	100,000	–	100,000
Shares issued for SEPA	–	–	20,000	2	79,998	–	–	–	80,000	–	80,000
Shares issued for services	–	–	207,319	20	1,329,255	–	–	–	1,329,275	–	1,329,275
Warrants issued for cash	–	–	–	–	500,000	–	–	–	500,000	–	500,000
Warrants issued for services	–	–	–	–	8,150	–	–	–	8,150	–	8,150
Warrants issued in exchange for subscriptions receivable	–	–	–	–	1,900,000	–	(2,000,000)	–	(100,000)	–	(100,000)
Shares issued for the conversion of debt	506	1	72,059	6	951,856	–	–	–	951,863	–	951,863
Preferred share offering	6,014	1	–	–	5,331,938	–	(2,100,000)	–	3,231,939	682,062	3,914,001
Investments in private companies	–	–	–	–	–	–	5,500,000	–	5,500,000	–	5,500,000
Common stock issued for intangible asset purchase	–	–	–	–	–	541,875	–	–	541,875	–	541,875
Stock based compensation	–	–	–	–	1,104,978	–	–	–	1,104,978	–	1,104,978
Stock split adjustment	–	–	261	–	533	–	–	–	533	–	533
Net loss	–	–	–	–	–	–	–	(10,680,452)	(10,680,452)	(196,960)	(10,877,412)

BALANCE AT DECEMBER 31, 2024	6,520	$2	2,116,191	$212	$102,976,748	$541,875	$(2,100,000)	$(98,036,713)	$3,382,124	$485,102	$3,867,226

Shares issued for cash	–	–	696,467	70	8,119,930	–	(3,561,544)	–	4,558,456	–	4,558,456
Shares issued for SEPA	–	–	225,000	23	2,958,825	–	–	–	2,958,848	–	2,958,848
Shares issued for services	–	–	362,871	36	3,829,184	–	–	–	3,829,220	–	3,829,220
Shares issued for investment	–	–	66,837	6	999,994	–	–	–	1,000,000	–	1,000,000
Asset purchase agreement	–	–	187,500	19	541,856	(541,875)	–	–	–	–	–
Warrants issued for services	–	–	–	–	824,295	–	–	–	824,295	–	824,295
Pre-funded warrants exercise	–	–	450,000	45	855	–	–	–	900	–	900
Preferred stock offering	3,480	(1)	–	–	3,098,763	–	1,975,000	–	5,073,762	381,238	5,455,000
Preferred share conversion	(10,000)	(1)	1,250,000	125	(124)	–	–	–	–	–	–
Debt converted to equity	–	–	392,082	39	2,635,673	–	–	–	2,635,712	–	2,635,712
Stock based compensation	–	–	–	–	1,215,692	–	–	–	1,215,692	–	1,215,692
Net loss	–	–	–	–	–	–	–	(11,917,015)	(11,917,015)	(360,177)	(12,277,192)

BALANCE AT DECEMBER 31, 2025	–	$–	5,746,948	$575	$127,201,691	$–	$(3,686,544)	$(109,953,728)	$13,561,994	$506,163	$14,068,157

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2025	December 31, 2024
OPERATING ACTIVITIES
Net loss	$(12,277,192)	$(10,877,412)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,181,212	1,000,845
Right of use asset amortization	41,385	37,788
Amortization of debt discount	545,635	216,189
Non-cash revenue	(1,333,045)	–
Stock based compensation	1,215,692	1,104,978
Shares issued for non-employee services	3,829,220	1,329,276
Warrants issued for services	824,295	8,150
Change in fair value of derivative liability	(906,430)	539,660
Change in fair value of derivative liability warrants	(191,625)	(198,000)
Loss on shares issued for conversion of debt	–	77,250
(Gain) loss on extinguishment of debt	(159,035)	200,000
Forgiveness of interest	–	37,257
Unrealized loss on investments	163,500	–
Unrealized gain on marketable securities	(76,596)	–
(Increase) decrease in:
Interest receivable	(7,348)	(234,742)
Prepaid assets	(473,497)	(118,472)
Increase (decrease) in:
Accounts payable	(381,012)	(149,935)
Accrued expenses	(440,889)	180,934
Right of use liability	(42,306)	(38,047)
Other current liabilities	(115,000)	235,000
NET CASH USED IN OPERATING ACTIVITIES	(8,603,036)	(6,649,281)

INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	–	–

FINANCING ACTIVITIES
Proceeds from notes payable	990,000	1,850,000
Repayment of notes payable	(218,750)	(650,969)
Shares issued for SEPA	2,958,848	–
Shares issued for cash	4,558,455	100,000
Warrants issued for cash	–	500,000
Pre-funded warrants exercise	900	–
Preferred stock offering	5,455,000	3,914,001
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,744,453	5,713,032
NET INCREASE (DECREASE) IN CASH	5,141,417	(936,249)
CASH AT BEGINNING OF PERIOD	532,885	1,469,134
CASH AT END OF PERIOD	$5,674,302	$532,885

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$8,772	$8,772
Taxes paid	$–	$–

SUPPLEMENTAL NON-CASH DISCLOSURES

Subscriptions receivable	$3,686,544	$2,100,000
Shares issued for the conversion of debt	$2,635,712	$951,684
Shares issued for investment	$1,000,000	$–

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and with the instructions to Form 10-K and Rule 8-03 of Regulation S-X. Accordingly, they include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, any adjustments contained in the accompanying consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position and operating results of the Company as of December 31, 2025 and 2024 and for the years then ended.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash – For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. At times, balances of cash and cash equivalents at financial banking institutions exceeded the federally insured limit of $250,000. Uninsured balances were $5,424,302 and $282,885 at December 31, 2025 and 2024, respectively. The Company regularly monitors the financial condition of the institution in which it has depository accounts and believes the risk of loss is minimal.

Property and Equipment – Fixed assets are stated at cost and depreciation is computed using the straight-line method for financial statement purposes. For the years ended December 31, 2025 and 2024, depreciation expense totaled $587 and $845 respectively.

Intangible Assets – The Company records intangible assets at cost and evaluates them for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Intangibles are being amortized using the straight-line method over estimated useful lives of between two and forty years. The Company recorded intangible assets of $361,250 and $541,875 as of December 31, 2025 and December 31, 2024, respectively, related to the acquired assets of NexGenAI Affiliates Network Platform (“NexGenAI”), which contains AI-powered marketing software and robotic process automation capabilities. See Note 14, Intangible Assets.

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

Marketable securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing bid prices and is recorded as a Level 1 asset. Realized gains and losses on marketable securities are recognized as incurred in the consolidated statements of operations. Net changes in unrealized gains and losses are reported in the consolidated statements of operations in the current period.

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

Research and Development – Research and development costs are expensed when incurred. During the years ended December 31, 2025 and 2024, research and development expenses totaled $1,277,150 and $2,331,548, respectively.

Impairment of Long-Lived Assets – The Company’s property and equipment and other non-current assets are reviewed annually for possible impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized if and when the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. There was no impairment recognized for the years ended December 31, 2025 and 2024.

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

The Income Taxes Topic of FASB ASC clarifies the accounting and reporting for uncertainties in income tax law within subtopic FASB ASC 740-10-25-5. The guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Management believes that there is no liability related to uncertain tax positions during the years ended December 31, 2025 and 2024.

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

Recent Accounting Pronouncements – During the years ended December 31, 2025 and 2024, there were new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, including Accounting Standards Update (“ASU”) 2023-07, Segment Reporting, has been or will be adopted by the Company. Please see Note 15, Segment Reporting. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

During the year ended December 31, 2025, revenues from delivering advertising campaigns via cold emails and social media sites were recognized from six customers who accounted for 100% of this revenue. Revenue was recognized at the point of delivery to the customers in the amount of $1,250,545. As of December 31, 2025, the Company has recorded customer deposits in the amount of $599,455.

During the year ended December 31, 2025, revenues from delivering webinar services were recognized from three customers who accounted for 100% of this revenue. Revenue was recognized at the point of delivery to the customers in the amount of $112,500.

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

The following potential common shares would have an antidilutive effect on loss per share:

	Years ended December 31,
	2025	2024
Warrants	945,105	1,399,316
Stock options	437,000	279,625
Convertible notes payable	–	406,629
Preferred stock	–	815,000
Total	1,382,105	2,900,570

Going Concern – The accompanying consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financing or establish itself as a profitable business. As of December 31, 2025, the Company had an accumulated deficit of $109,953,728, and for the year ended December 31, 2025, the Company had a net loss of $12,277,192. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

In March 2025, the Company reached an agreement with Vy-Gen-Bio, Inc. (“Vy-Gen”) to successfully license the exclusive worldwide development and commercialization rights to the GEAR™ (Gene Edited Antibody Resistant) Cell Therapy Platform, representing a first-in-class approach to modifying potent cancer-targeting immune cells to optimize the likelihood of deep remission in patients with hematologic malignancies and other cancers. Coeptis had previously held limited co-development rights to GEAR. As part of this exclusive GEAR license agreement with VyGen-Bio, Inc., the Company paid a total of $400,000 for license fees during the year ended December 31, 2025, which the company recorded as research and development expense, and committed to pay other performance-based fees, milestone and royalty payments in 2026 and beyond.

The total gross capitalized Co-Development options recorded was $5,291,667, with accumulated amortization of $4,737,500, resulting in a net carrying amount of $554,167 at December 31, 2025. Amortization expense related to the Co-Development options was $1,000,000 and $1,000,000 for the years ended December 31, 2025 and December 31, 2024, respectively.

NOTE 4 – CONVERTIBLE NOTES

In September 2021, as part of a termination of a license agreement with Purple, the Company issued a convertible note in the principal amount of $1,500,000 that was payable on or before the maturity date in February 2023, bearing interest of 5% per annum and convertible in whole or in part at any time by Purple into shares of common stock of the Company. The conversion price is $5 per share of common stock, subject to certain adjustments under such terms and conditions as agreed between the parties. The Company may prepay the principal amount of the note plus accrued and unpaid interest at any time prior to the maturity date. On July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule, extending the maturity date to March 31, 2024. On June 19, 2024, the Company and Purple executed another amendment to extend the maturity date to August 31, 2024. The outstanding principal balance due under the convertible note at December 31, 2024 was $218,750. The Company paid the outstanding $218,750 principal balance in full during the quarter ended March 31, 2025, and the convertible note is considered satisfied.

In October 2022, as a result of the Merger, the Company entered into a convertible promissory note agreement with an unrelated third party in the principal amount of $350,000 with no accruing interest and was due on October 28, 2023 for legal services rendered to the Company. The noteholder may elect, in its sole discretion upon written notice to the Company, at any time prior to, as of or following the maturity date, to require that all or any portion of the principal amount not then repaid be converted, without any further action on the part of the noteholder, into shares of common stock, par value $0.0001 per share. Upon full conversion of the remaining principal amount due, the note will, for all purposes be deemed cancelled and all obligations shall be deemed paid in full. On October 27, 2023, a $200,000 payment was made, and on December 15, 2023, another $50,000 payment was made. On June 25, 2024, the Company and the unrelated third party signed an amendment to the note that extended the maturity date to July 31, 2024. The outstanding balance due under the convertible note at December 31, 2025 and December 31, 2024 was $100,000. The note was in default as of December 31, 2025.

In December 2023, the Company entered into an unsecured convertible promissory note with an unrelated party in the principal amount of $150,000 together with interest at 5% and a maturity date of June 30, 2024. On April 24, 2024, the Company converted the note into shares of common stock, which satisfied the note in full.

On April 17, 2024, the Company entered into an unsecured note agreement with a related party in the principal amount of $500,000 together with interest at 10%, with a maturity date of September 30, 2024. The agreement is between the Company and an investment fund where the manager is a member of the Company’s board of directors. On June 3, 2024, the Company and the related party agreed to convert the note agreement in full, both principal and interest, to equity in connection with the Company’s Series A Preferred Stock offering. See Note 7, Capital Structure, for more information on the Series A Preferred Stock offering.

Yorkville Convertible Notes

On January 3, 2024, the Company entered into an unsecured note agreement with an unrelated third party, YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”) in the principal amount of $1,500,000 (the “YA Note-1”). YA Note-1 was issued with a 10% original issue discount. The original principal amount, together with interest of 8%, was payable by the Company on March 15, 2024, and was extended to July 31, 2024. The note had an outstanding principal balance of $1,235,178 with $150,000 of the debt discount fully amortized as of October 31, 2024. On November 1, 2024, the Company entered into an agreement with Yorkville that completely terminates and replaces YA Note-1 (see the Yorkville Transaction defined below). See Note 7, Capital Structure - Standby Equity Purchase Agreement, for further details.

On November 1, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) pursuant to which the Company has the right to sell Yorkville up to $20,000,000 of its shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, Yorkville has agreed to advance to the Company in the form of a convertible promissory note (the “Convertible Note”) an aggregate principal amount of up to $1,304,758 (the “Pre-Paid Advance”), which terminated and replaced the $1,235,178 YA Note-1 outstanding balance discussed above. The Convertible Note bears an interest rate of 8% per annum and is convertible in whole or in part at any time by Yorkville into shares of common stock of the Company at a conversion price determined based on the lower of the lower of (i) $1.00 per common share (the “Fixed Price”), or (ii) 95% of the lowest daily volume weighted average price during the five consecutive trading days immediately preceding the conversion date (the “Variable Price”), but which Variable Price shall not be lower than the floor price of $0.80 (the “Floor Price”). During the year ended December 31, 2025, the Company recorded amortization of debt discount in the amount of $435,635 for the Convertible Note.

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

The SEPA is an equity-linked contract that does not qualify for equity classification and is accounted for as a derivative liability recognized at fair value. Any changes in fair value between the carrying amount of the forward issuance contracts and the settlement amounts will be recognized in other (expense) income in the consolidated statements of operations. As of December 31, 2025 and December 31, 2024, the fair value of the SEPA was $0 and $1,041,484, respectively. For the year ended December 31, 2025, the Company recognized a gain on the change in fair value of derivative liability in the amount of $906,430, in the Company’s consolidated statements of operations.

The following table presents information about the Company’s derivative liability that is measured at fair value on a recurring basis at December 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025	December 31, 2024
Derivative liability	3	$–	$1,041,484
Total		$–	$1,041,484

The derivative liability is accounted for as a liability in accordance with ASC 480 and is presented within derivative liability in the accompanying consolidated balance sheets. The derivative liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented in the consolidated statements of operations.

The derivative liability was valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the derivative liability is the step factors input, assumed price movement, and probabilities assigned to them.

The following table provides quantitative information regarding Level 3 fair value measurements for the derivative liability:

December 31, 2024
Risk-free interest rate	4.16%
Expected volatility	114.61%
Conversion price	$3.71
Stock price	$5.50

The following table presents the changes in the fair value of derivative liability:

Warrant Liabilities
Fair value as of November 1, 2024 (inception)	$501,824
Change in fair value	539,660
Fair value as of December 31, 2024	1,041,484
Change in fair value	(906,430)
Extinguishment of fair value of liability	(135,054)
Fair value as of December 31, 2025	$–

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the years ended December 31, 2025 and 2024.

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

During the year ended December 31, 2025, Yorkville elected to convert the entire outstanding principal balance on YA Note-2, the convertible promissory note with an outstanding principal balance of $1,100,000. Yorkville converted $1,100,000 of the principal balance and $43,397 of accrued interest into 158,582 shares of common stock at a weighted-average conversion price of $7.21 per share. After conversion, the principal balance of the note had a remaining balance of $0. During the year ended December 31, 2025, the Company recorded amortization of debt discount in the amount of $110,000 for the Convertible Note.

NOTE 5 – SBA LOAN PAYABLE

Loans under the CARES Act -- On July 8, 2020, the Company received a loan of $150,000 from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL loan accrues at the rate of 3.75% per annum and interest payments are due monthly in the amount of $731. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. The Company began making interest payments in January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of December 31, 2025 and December 31, 2024.

NOTE 6 – DERIVATIVE LIABILITY WARRANTS

At December 31, 2025 and December 31, 2024, there were (i)  375,000 public warrants (the “Public Warrants”) outstanding that were issued as part of Bull Horn’s November 2020 initial public offering, which warrants are exercisable in the aggregate to acquire 187,500 shares of our common stock at an exercise price of $230.00 per share, (ii) 187,500 private warrants (the “Private Placement Warrants”) outstanding that were issued to our sponsor Bull Horn Holdings Sponsor LC and the underwriters in Bull Horn’s initial public offering in November 2020, which warrants are exercisable in the aggregate to 187,500 shares of our common stock at an exercise price of $230.00 per share. The amount of warrants and related exercise price were adjusted for the Company’s 20-1 reverse stock split effective December 31, 2024. The Private Placement Warrants became exercisable on the consummation of our Business Combination in October 2022. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock. With respect to the shares of common stock issuable upon the exercise of the Public Warrants, the class A warrants and the class B warrants during any period when the Company shall have failed to maintain an effective registration statement related to the issuance of such shares underlying the applicable warrants, the holder of any applicable warrants may exercise its warrant on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s derivative liability warrant that are measured at fair value on a recurring basis at December 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025	December 31, 2024
Warrant Liability – Public Warrants	1	$81,000	$165,000
Warrant Liability – Private Placement Warrants	3	86,625	194,250
Total		$167,625	$359,250

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2025	December 31, 2024
Risk-free interest rate	3.41%	4.10%
Expected volatility	68.58%	82.01%
Exercise price	$230.00	$230.00
Stock price	$14.25	$5.50

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2024	$194,250	$165,000	$359,250
Change in valuation inputs	(107,625)	(84,000)	(191,625)
Fair value as of December 31, 2025	$86,625	$81,000	$167,625

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the years ended December 31, 2025 and December 31, 2024.

NOTE 7 – CAPITAL STRUCTURE

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

Common Stock – As of December 31, 2025, the Company had 5,746,948 shares of its common stock issued and outstanding, and on December 31, 2024, the Company had 2,116,191 shares of its common stock issued and outstanding. All share amounts have been adjusted for the Company’s 20-1 reverse stock split effective December 31, 2024.

During the years ended December 31, 2025 and 2024, there were no capital distributions.

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

On December 28, 2023, the Company granted pre-funded warrants exercisable to acquire up to 60,000 shares of our common stock for net proceeds of $1,200,000. The pre-funded common stock purchase warrants can be exercised at a price of $0.0001 per share, with no expiration date. During the first quarter of 2024, the Company and the third-party borrower agreed to amend the note as a result of the decline in the publicly traded common stock price. The amount of pre-funded warrants exercisable to acquire up to 60,000 shares of common stock was amended to 100,000 shares of common stock, and the total principal balance of the note agreement was increased from $1,000,000 to $1,100,000. The aggregate exercise price of this Warrant was partially pre-funded in connection with $100,000 and a $1,100,000 subscription receivable at a 6% per annum interest rate due on November 29, 2024. On August 12, 2024, the third-party assigned shares of common stock in a privately held company for the equivalent amount of principal and accrued interest owed, which satisfied the subscription receivable in full. See Note 9, Investments, for additional information.

On February 8, 2024, the Company granted pre-funded warrants exercisable to acquire up to 200,000 shares of our common stock for net proceeds of $2,400,000. The pre-funded common stock purchase warrants can be exercised at a price of $0.0001 per share, with no expiration date. The aggregate exercise price of this Warrant was partially pre-funded in connection with $500,000 and a $1,900,000 subscription receivable at a 6% per annum interest rate due on December 31, 2024. On August 12, 2024, the third-party assigned shares of common stock in a privately held company for the equivalent amount of principal and accrued interest owed, which satisfied the subscription receivable in full. See Note 9, Investments, for additional information.

During the year ended December 31, 2025, the Company completed a private placement offering issuing 436,467 shares of common stock for total proceeds of $5,000,000. In addition to the shares of common stock of the Company, investors also received 10% aggregate non-voting ownership in the Company’s subsidiary, SNAP Biosciences, Inc. Of this $5,000,000 raised, $4,500,000 was collected as of December 31, 2025. $500,000 of the subscription receivable is tied to a promissory note bearing 1% interest annum, with a maturity date of January 18, 2026.

During the fourth quarter of 2025, the Company completed subscription agreements with two investors, resulting in gross proceeds of $3,120,000 for a total of 260,000 shares of common stock. The balance of $3,120,000 is tied to promissory notes bearing 1% interest annum, with a maturity date of December 18, 2026.

Treasury Stock – There was no treasury stock at December 31, 2025 and December 31, 2024.

Preferred Stock – The Company has 10,000,000 shares of preferred stock authorized, of which 10,000 have been designated as Series A preferred stock. As of December 31, 2024, the Company had 6,520 shares of Series A preferred stock issued and outstanding, and at December 31, 2025, the Company had 0 shares of Series A preferred stock issued and outstanding.

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

On February 6, 2025, the Company completed its successful closure of the remaining $3.48 million of its Series A preferred stock offering, completing the total $10.0 million financing round.

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

Throughout the year ended December 31, 2025, all 10,000 series A preferred shares were converted to common stock.

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

Stock Based Compensation –

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2023	87,875	$40.20	7.97	$–
Granted	196,750	8.85	10.00	–
Forfeited	(5,000)	200.00	–	–
Exercised	–	–	–	–
Outstanding at December 31, 2024	279,625	15.29	8.74	–
Granted	187,375	7.96	5.20	–
Forfeited	(30,000)	–	–	–
Exercised	–	–	–	–
Outstanding at December 31, 2025	437,000	$12.11	6.26	$2,215,451

For the years ended December 31, 2025 and 2024, the Company recorded $1,215,692 and $1,104,978, respectively, for stock based compensation expense related to stock options. As of December 31, 2025, unamortized stock based compensation for stock options was $918,681 to be recognized through December 31, 2027.

The options granted during the years ended December 31, 2025 and 2024 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the years ended December 31,
	2025	2024
Expected term, in years	2.75	5.25
Expected volatility	75.58%	84.70%
Risk-free interest rate	3.89%	4.18%
Dividend yield	–	–

Options/Stock Awards Forfeited – On March 24, 2025, Colleen Delaney, Chief Scientific and Medical Officer, resigned her position for a reason other than cause. Per the Plan, her unvested stock options (27,500) were immediately forfeited and go back into the Plan. Her vested stock options (2,500) were eligible to be exercised for three months following her resignation (by June 24, 2025). As of December 31, 2025, all of her stock options are forfeited, and the 2,500 vested options are expired.

Modification of Options – On December 31, 2025 the Company and the holder of 100,000 of the Company’s options (the “Modified Options”) agreed to amend the terms of the holder’s options extending the maturity date to January 20, 2026, from the original maturity date of January 5, 2026. There were no other changes to the terms of the Modified Options. The amendment qualified as a “Type I” modification as the Modified Options were vested immediately prior to the amendment and immediately after the amendment. As a result of the amendment, the Company recognized additional stock compensation expense of $870 for the incremental change in fair value immediately before the modification and immediately after the modification.

Common Stock Warrants – On November 23, 2020, Coeptis Therapeutics, Inc. (under its prior name Vinings Holdings Inc.) issued a class A and a class B warrant to Coral Investment Partners, LP (“CIP”), with each warrant granting CIP the right to purchase 25,000 shares of common stock at a price of $40.00 for Class A or $100.00 for Class B. The warrants expired on November 30, 2023.

All common stock warrants outstanding, are listed in the table below:

Reference	Date Issued	Exercise Price	Expiration		Outstanding at December 31, 2025	Outstanding at December 31, 2024
Warrant Holder 1	5/28/2021	$59.40	5/13/2026		8,380	8,380
Warrant Holder 1	5/28/2021	$118.80	5/13/2026		8,422	8,422
Warrant Holder 1	5/28/2021	$296.80	5/13/2026		8,422	8,422
Warrant Holder 2	7/30/2021	$59.40	7/30/2026		421	421
Warrant Holder 2	7/30/2021	$296.80	6/1/2026		1,263	1,263
Warrant Holder 5	12/20/2021	$59.40	12/20/2026		2,948	2,948
Warrant Holder 18	3/30/2022	$178.20	3/30/2025		–	4,211
Warrant Holder 20	1/3/2023	$50.00	1/2/2027		5,000	5,000
Warrant Holder 21	1/20/2023	$38.00	1/19/2027		12,500	12,500
Series A & B Warrants	6/16/2023	$27.20	12/16/2028		306,250	306,250
Series A Warrants	10/23/2023	$27.20	4/26/2025		–	100,000
Series B Warrants	10/23/2023	$27.20	4/26/2029		100,000	100,000
Warrant Holder 22	6/16/2023	$25.00	12/16/2028		6,300	6,300
Warrant Holder 22	10/23/2023	$28.00	4/26/2029		3,300	3,300
Warrant Holder 23	6/16/2023	$25.00	12/16/2028		4,200	4,200
Warrant Holder 23	10/23/2023	$28.00	4/26/2029		2,400	2,400
Warrant Holder 24	10/23/2023	$28.00	4/26/2029		300	300
Pre-Funded Warrants 2	12/28/2023	$0.002	–	*	–	150,000
Pre-Funded Warrants 3	2/8/2024	$0.002	–	*	–	300,000
Warrant Holder 25	1/20/2025	$12.00	1/20/2030		100,000	–
Total Warrants outstanding					570,105	1,024,316

*	Pre-funded warrants, do not expire.

Subscription receivable – In September 2023, the Company agreed to issue 25,000 shares of common stock to the borrower for a principal sum amount of $500,000. On August 12, 2024, the Company was transferred and assigned $522,667, the sum of principal and accrued interest owed as of June 30, 2024, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $522,667 is recorded as an investment at December 31, 2025 and December 31, 2024.

In September 2023, the Company agreed to issue 100,000 shares of common stock to the borrower for a principal sum amount of $2,000,000. On August 12, 2024, the Company was transferred and assigned $2,090,667, the sum of principal and accrued interest owed, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $2,090,667 is recorded as an investment at December 31, 2025 and December 31, 2024.

In December 2023, the Company agreed to grant pre-funded warrants exercisable to acquire up to 60,000 shares of common stock to the borrower for a principal sum amount of $1,000,000. During the first quarter of 2024, the Company and the third-party borrower agreed to amend the note as a result of the decline in the publicly traded common stock price. The amount of pre-funded warrants exercisable to acquire up to 60,000 shares of common stock was amended to 100,000 shares of common stock, and the total principal balance of the note agreement was increased from $1,000,000 to $1,100,000. On August 12, 2024, the Company was transferred and assigned $1,132,869, the sum of principal and accrued interest owed, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $1,132,869 is recorded as an investment at December 31, 2025 and December 31, 2024.

In February 2024, the Company agreed to grant pre-funded warrants exercisable to acquire up to 200,000 shares of common stock to the borrower for a principal sum amount of $1,900,000. On August 12, 2024, the Company was transferred and assigned $1,944,879, the sum of principal and accrued interest owed, of shares of common stock in a privately held company by the third-party borrower. As a result of this assignment agreement, the subscription receivable is paid in full, and $1,944,879 is recorded as an investment at December 31, 2025 and December 31, 2024.

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

During the third quarter of 2025, in connection with the Company’s private placement offering, the Company recorded $5,000,000 in subscriptions receivable. As of December 31, 2025, the Company collected $4,500,000 of the proceeds, resulting in a net $500,000 in subscriptions receivable still to be collected.

During the fourth quarter of 2025, the Company issued a total of 260,000 shares to two investors, recording subscription receivables in the amount of $3,120,000.

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

Throughout the year ended December 31, 2025, in connection with the SEPA, the Company issued 225,000 shares of common stock, resulting in gross proceeds of $2,958,848.

NOTE 8 – NON-CONTROLLING INTEREST

As a result of the series A preferred stock offering discussed in Note 7, Capital Structure, the Company has consolidated the two newly formed subsidiaries, SNAP Biosciences, Inc. and GEAR Therapeutics, Inc., because we have a controlling interest in both. Therefore, the entities’ financial statements are consolidated in our consolidated financial statements and the portion of the entities’ equity attributable to external ownership is recorded as a non-controlling interest. As part of the initial closings, the Series A Investors received in the aggregate a 15% non-voting equity ownership in both of the newly formed subsidiaries. In addition, investors who participated in the 2025 private placement common stock offering received an additional 10% aggregate non-voting ownership in SNAP Biosciences, Inc., resulting in an extra $79,000 in equity attributable to non-controlling interests. The Company contributed the co-development rights to GEAR Therapeutics, Inc. and contributed both the exclusive license and corporate research agreements with the University of Pittsburgh to SNAP Biosciences, Inc. The Company recorded $1,063,300 of non-controlling interest at December 31, 2025. Net of accumulated losses of $557,137, the Company recorded $506,163 in equity attributable to non-controlling interests at December 31, 2025.

NOTE 9 – INVESTMENTS

In August 2024, the Company satisfied $5.7 million of subscription receivables and related interest receivable in the form of shares of common stock in two privately held companies. During the year ended December 31, 2025, the Company received 1.25 million shares of common stock in five privately held companies in connection with master services agreements for access to the NexGenAI Affiliates Network platform. Additionally, to satisfy outstanding accounts receivables related to webinar services rendered in the master services agreements, the Company received 82,500 shares of common stock in three of these privately held companies. The shares of common stock are carried as investments on the Company’s consolidated balance sheets at its initial cost basis of $1.00 per share. As the investments are in privately held companies, the Company will assess the investments for impairment on an annual basis. As of December 31, 2025, the Company recognized a $163,500 unrealized loss due to impairment of one of these investments.

In November 2025, the Company issued 66,837 shares of common stock valued at $1,000,000, in exchange for 667,000 shares of a privately held company. The shares of common stock are carried as investments on the Company’s consolidated balance sheets at its initial cost basis of $1.50 per share. As the investments are in privately held companies, the Company will assess the investments for impairment on an annual basis. As of December 31, 2025, no impairment has been recorded related to this investment.

During the year ended December 31, 2025, the Company entered into a one-year agreement with a customer to provide access to the NexGenAI Affiliates Network platform. The contract fee paid by the customer consisted of 2,830,189 shares in the customer’s publicly traded stock, or $600,000, which the Company recorded as marketable securities on the consolidated balance sheets. The Company classified this marketable security as a short-term asset as it is expected to be converted into cash within one year. During the year ended December 31, 2025, the Company recorded an unrealized gain on marketable securities in the amount of $76,596.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the year ended December 31, 2025, rents paid totaled $46,101. During the year ended December 31, 2024, rents paid totaled $45,440.

Right of use asset is summarized below:

	December 31, 2025	December 31, 2024
Office lease	$243,550	$243,550
Less: accumulated depreciation	(225,151)	(183,767)
Right of use asset, net	$18,399	$59,783

Operating lease liability is summarized below:

	December 31, 2025	December 31, 2024
Office lease	$18,875	$61,180
Less: current portion	(18,875)	(42,305)
Long term portion	$–	$18,875

Future minimum rental payments required under the lease are as follows:

2026	$19,301
Total minimum lease payments:	19,301
Less amount representing interest	(426)
Present value of minimum lease payments:	$18,875

Legal Matters – The Company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the Company’s consolidated financial statements.

Employment Agreements with Directors and Officers – David Mehalick, our President and Chief Executive Officer, and Daniel Yerace, our Vice President of Operations, entered into employment agreements with Coeptis Therapeutics, Inc. on February 21, 2022 (the “Effective Date”) covering Coeptis and its subsidiary, Coeptis Pharmaceuticals. The employment agreements will remain in effect until the termination of the employment agreement by either party in accordance with Section 5 of the employment agreement. Under the employment agreements, the Company currently pays both Mr. Mehalick and Mr. Yerace an annualized salary at the rate of $360,000. Mr. Mehalick and Mr. Yerace will also receive a guaranteed bonus equal to twenty (20%) of the base salary for each calendar year, and will be eligible to receive merit bonuses, certain milestone bonuses and awards of stock options, restricted stock units or other equity awards pursuant to any plans or arrangements that the Company may have in effect from time to time.

CAR T License – On August 31, 2022, the Company entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. The Company paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology. Under the terms of the agreement, the Company has been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T-cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, the Company paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement) and royalties equal to 3.5% of net sales. On January 25, 2023, the Company entered into a Sponsored Research Agreement (“SRA”) with the University of Pittsburgh for the pre- clinical development of SNAP-CAR T-cells targeting HER2. The Company agreed to pay $716,714 for performance-based milestones over a two-year term, all of which has been paid as of December 31, 2025. The Company’s liability was $0 and $507,535 at December 31, 2025 and 2024, respectively.

To supplement the development work conducted under the SRA, the Company’s subsidiary SNAP Biosciences, in May 2025, entered into a grant agreement with the Alici Lab at the Karolinska Institutet (“KI”). Under the terms of the grant agreement, KI will continue the pre-clinical and clinical development initially started by Deverra under the terms of the Shared Services Agreement (“SSA”) described below. The grant agreement has an 18-month term which the Company agreed to pay to KI quarterly payments equal to $105,000.

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

Until December 2024, we operated under a SSA with Deverra, which provided Coeptis and Deverra to share resources and collaborate on the development of Coeptis’ GEAR and SNAP-CAR platforms. The Company is continuing its development focus on both GEAR and SNAP-CAR, and will be considering prospective strategic partners for such development.

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

Finder’s Fee and Indemnity Agreement – The Company entered into a finder’s fee and indemnity agreement with a third party, pursuant to which the Company has agreed to pay a fee in connection with the successful introduction and executive of the SEPA. Under the terms of the agreement, the Company was obligated to pay a 4% fee upon the closing of the net funding amount of $1,350,000, equaling $54,000, and then 6% of the total cash consideration received by the Company or the Company’s creditors in connection with any follow on financing, and 0.5% on the amount of any drawdown made by the Company on the SEPA. The Company also agreed to indemnify and hold harmless the third party from and against any and all losses, claims, damages, obligations, penalties, judgments, any and all legal and other actions caused by or related to the third party’s engagement with the Company. As of December 31, 2025, the Company paid a total of $103,500 to the third party in connection with this finder’s fee and indemnity agreement.

Master Services Agreements – On December 31,2024 and during the year ended December 31, 2025, the Company entered into one-year agreements with six customers to provide access to the NexGenAI Affiliates Network platform. Under the terms of these agreements, the Company is obligated to deliver platform access and related services over the contract period beginning in 2025. Revenue recognition will commence upon the start of services in accordance with ASC 606, Revenue from Contracts with Customers. As these agreements represent future contractual obligations, there was no impact on the Company’s financial position, results of operations, or cash flows as of December 31, 2024. As of December 31, 2025, the Company has recognized $1,363,045 in revenue in connection with these contracts, with $599,455 remaining in customer deposits expected to be recognized in 2026.

GEAR™ Cell Therapy Platform – In March 2025, the Company reached an agreement with Vy-Gen-Bio, Inc. (“Vy-Gen”) to successfully license the exclusive worldwide development and commercialization rights to the GEAR™ Cell Therapy Platform, representing a first-in-class approach to modifying potent cancer-targeting immune cells to optimize the likelihood of deep remission in patients with hematologic malignancies and other cancers. Coeptis had previously held limited co-development rights to GEAR. As part of this exclusive GEAR license agreement with VyGen-Bio, Inc., the Company paid a total of $400,000 for license fees during the year ended December 31, 2025, which the company recorded as research and development expense, and committed to pay other performance-based fees, milestone and royalty payments in 2026 and beyond.

NOTE 11 - 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the years ended December 31, 2025 and 2024, no employer contributions were made.

NOTE 12 – INCOME TAXES

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

During the years ended December 31, 2025 and 2024, a reconciliation of income tax benefit at the statutory rate of 35% and 35%, respectively to income tax benefit at the Company’s effective tax rate is as follows:

	2025	2024
Income tax benefit at statutory rate	$2,983,800	$2,455,499
Change in valuation allowance	$(2,983,800)	$(2,455,499)

The income tax provision differs from the expense that would result from applying federal statutory rates to income taxes as follows:

	2025			2024
Excepted federal statutory income tax provision/rate	$(2,521,826)	(21.0%	)	$(2,284,257)	(21.0%	)
State income taxes, net of federal benefit	(367,582)	(3.1%	)	(58,863)	(0.5%	)
Other	(94,392)	(0.8%	)	(112,379)	(1.0%)

Income tax benefit at statutory rate	(2,983,800)	(24.9%	)	(2,455,499)	(22.6%	)
Change in valuation allowance	2,983,800	22.6%		2,455,499	22.6%
	$–	–%		$–	–%

The Company’s calculation of net operating loss carryforwards:

	2025	2024
Deferred tax assets
Net operating loss carryforwards	$28,184,213	$24,971,010
Section 174 R&D	1,084,044	1,275,054
PPE and intangible assets	974,646	915,327
State taxes	(1,667,634)	(1,569,922)
Subtotal	28,575,269	25,591,469
Valuation Allowance	(28,575,269)	(25,591,469)
Net deferred tax assets (liabilities)	$–	$–

At December 31, 2025, the Company had approximately $99,000,000 of unused net operating loss carryforwards. Unused net operating loss carryforwards may provide future benefits although there can be no assurance that these net operating losses will be realized in the future. The tax benefits of these loss carryforwards have been fully offset by valuation allowance. These losses may be used to offset future taxable income and will carryforward indefinitely.

NOTE 13 – RELATED PARTY TRANSACTIONS

In September 2023, the Company entered into a transaction with AG Bio Life Capital I LP (“AG”), a Delaware limited partnership, where an employee of the Company is the general partner. The Company agreed to issue 600,000 shares (pre-reverse stock split) of common stock of the Company (“AG Shares”) to AG, in exchange for $600,000, consisting of $100,000 payable in cash and the balance payable under a promissory note (“AG Note”). The principal amount including all interest under the AG Note is due and payable by AG no later than August 30, 2024 (the “AG Maturity Date”). The outstanding unpaid principal balance of the AG Note bears interest commencing as of the Company’s next registration statement at the rate of six (6%) percent per annum, which interest rate will increase to eighteen (18%) percent per annum in the event an event of default occurs under the AG Note, computed on the basis of the actual number of days elapsed and a year of 365 days. On August 12, 2024, AG transferred and assigned $522,667 to the Company, the sum of principal and accrued interest owed, of shares of common stock in a privately held company. As a result of this assignment agreement, the AG Note is considered paid in full, and $522,667 is recorded as an investment at December 31, 2025 and December 31, 2024.

As of December 31, 2025, the Company accrued $32,500 of professional services expenses related to Board of Directors and Scientific Advisory Board compensation. These payments were completed in the first quarter of 2026.

As of December 31, 2025, the Company holds investments in certain privately held companies, recorded as investments on the Company’s consolidated balance sheets. The Company’s Chief Executive Officer and Chief Financial Officer each hold ownership interests in these privately held companies. The investments were made in the ordinary course of business and on terms management believes are consistent with those that would be negotiated on an arm’s length basis. As of December 31, 2025 and December 31, 2024, the Company’s carrying value of these investments was $7,023,583 and $5,691,084, respectively.

NOTE 14 – INTANGIBLE ASSETS

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

The Company accounted for the NexGenAI transaction as an asset acquisition in accordance with ASC 805-50, Business Combinations – Asset Acquisitions, and recorded as intangible assets on the consolidated balance sheet, net of amortization, in the amount of $361,250 and $541,875 as of December 31, 2025 and December 31, 2024, respectively. The Company recorded amortization expense of $180,625 and $0 during the years ended December 31, 2025 and 2024, respectively.

NOTE 15 – SEGMENT REPORTING

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

Biotechnology Segment: This segment is non-revenue generating and incurs expenses by developing its biotechnology product pipeline. The Biotechnology Segment had total assets of $13,783,575 and $8,366,785 as of December 31, 2025 and December 31, 2024, respectively.

Technology Segment: This segment is revenue generating and incurs expenses by acquiring technology assets to support and enhance operational capabilities through advanced technologies. The Technology Segment had total assets of $2,370,346 and $541,875 as of December 31, 2025 and December 31, 2024, respectively.

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

Segment information relating the Company's two operating segments for the years ended December 31, 2025 and December 31, 2024 are as follows:

	Year Ended December 31, 2025
	Biotechnology Segment	Technology Segment	Consolidated
Sales	$–	$1,363,045	$1,363,045
Cost of goods sold	–	180,625	180,625
Total operating expenses	13,540,971	684,947	14,225,918
Net (loss) gain from operations	$(13,540,971)	$497,473	$(13,043,498)

	Year Ended December 31, 2024
	Biotechnology Segment	Technology Segment	Consolidated
Sales	$–	$–	$–
Cost of goods sold	–	–	–
Total operating expenses	10,054,488	–	10,054,488
Net loss from operations	$(10,054,488)	$–	$(10,054,488)

NOTE 16 – PENDING MERGER TRANSACTION

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

In the Merger, all shares of Z Squared common stock issued and outstanding immediately prior to the effective time of the Merger (other than those properly exercising any applicable dissenters rights under Wyoming law), will be converted into the right to receive a portion of the Merger Consideration (as defined below) and (ii) any other outstanding securities with the right to convert into or acquire equity securities of Z Squared will be terminated. At the Closing, Coeptis will change its name as mutually agreed upon by the Purchaser and Z Squared. The Merger is expected to close in the second quarter 2026.

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

NOTE 17 – SUBSEQUENT EVENTS

Management has performed a review of all events and transactions occurring after December 31, 2025 for items that would require adjustment to or disclosure in the accompanying consolidated financial statements, noting no such items or transactions other than the following.

On January 12, 2026, the Company received a written notice from The Nasdaq Stock Market (“Nasdaq”), indicating that the Company was not in compliance with Nasdaq Listing Rules 5620(a) and 5810(c)(2)G) due to the Company’s failure to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end of December 31, 2024. On February 9, 2026, the Company was notified by The Nasdaq Stock Market that the Company has regained compliance with the annual meeting requirement for continued listing on The Nasdaq Capital Market. Accordingly, the Company has regained compliance with Nasdaq Listing Rules and the matter is now closed.

On January 12, 2026, 1,464 shares of common stock were issued in connection the SEPA, resulting in net cash proceeds of $20,862.

On January 28, 2026, 13,809 shares of common stock were issued in connection the SEPA, resulting in net cash proceeds of $180,942.

On February 5, 2026, 24,000 shares of common stock were issued in connection the SEPA, resulting in net cash proceeds of $302,450.

On February 11, 2026, the Company implemented an option repricing/exchange program pursuant to Option Repricing and Exchange Election Agreements (the Option/Exchange Agreements) with its then current holders of options previously granted under the Company’s 2022 Equity Incentive Plan, including each of the Company’s current officers and directors. These Option/Exchange Agreements provided a one-time opportunity for the option holders to elect to either (i) have a one-time option repricing be applied to their respective options with exercise prices greater than the current fair market value of the Company’s common stock or (ii) surrender their outstanding options with exercise prices greater than the current fair market value of the Company’s common stock in exchange for restricted stock. In connection with the Option/Exchange Program, the Company also accelerated vesting of all options including those with exercise prices greater than the current fair market value of the Company’s common stock, such that all options became fully vested.

The Company’s Board of Directors approved the Option/Exchange program, including the accelerated vesting and the optionality of electing to reprice certain options or replace such options with restricted stock. The Company’s stockholders approved this one-time repricing or exchange event at its recent stockholders meeting.

Pursuant to these Option/Exchange Agreements, officers and directors surrendered options to purchase a total of 112,500 shares of common stock, and received in exchange thereof 112,500 shares of restricted stock. Other option holders surrendered a total of 17,125 options to purchase shares of common stock and received in exchange thereof 17,125 shares of restricted stock.

In addition, certain officers and directors of the Company exercised their respective retained options in full, pursuant to which officers and directors exercised options to purchase a total of 198,375 shares of restricted common stock. Other option holders exercised options to purchase a total of 9,000 shares of restricted common stock.

The Option/Exchange Agreements include customary representations and warranties and acknowledgements by the participants. The foregoing description of the Option/Exchange Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Option/Exchange Agreements, a form of which will be filed as an exhibit to a subsequent filing with the Securities and Exchange Commission.

On March 2, 2026, the holder of a standalone option exercised the option to purchase 100,000 shares of the Company’s common stock. Upon exercise of the option, the Company issued 100,000 shares of restricted common stock in accordance with the terms of the option agreement.

