Form 10-Q
period 2026-03-31
Z Squared Inc.
filed 2026-05-15
CIK 1759186

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _____________ to _____________

Commission File No. 001-39669

Z Squared Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1465952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 South Andrews Ave., Suite #700

Fort Lauderdale, Florida 33301

(954) 400-9994

zsquaredinc.com

Coeptis Therapeutics Holdings, Inc.

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	ZSQR	Nasdaq Global Market

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
Emerging Growth Company ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock as of the latest practicable date was: 51,431,493 shares of $0.0001 par value common stock outstanding as of May 12, 2026.

Z Squared Inc.

FORM 10-Q

For the Quarter Ended March 31, 2026

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity	5

Unaudited Condensed Consolidated Statements of Cash Flows	7

Condensed Consolidated Notes to Unaudited Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II – OTHER INFORMATION	45

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

SIGNATURES	53

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Z SQUARED INC. formerly known as COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
CURRENT ASSETS
Cash	$5,211,188	$5,674,302
Marketable securities	50,551	676,596
Interest receivable	15,287	7,348
Prepaid assets	631,082	991,903
TOTAL CURRENT ASSETS	5,908,108	7,350,149

PROPERTY AND EQUIPMENT
Furniture and fixtures, net	9,727	9,873

OTHER ASSETS
Investments	13,159,346	7,860,083
Intangible assets, net	316,094	361,250
Co-development rights, net	304,167	554,167
Right of use asset, net of accumulated amortization	89,251	18,399
Total other assets	13,868,858	8,793,899
TOTAL ASSETS	$19,786,693	$16,153,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,011,172	$888,755
Accrued expenses	60,140	41,054
Convertible notes payable, in default	100,000	100,000
Right of use liability, current portion	40,323	18,875
Customer deposit	485,684	599,455
Other current liabilities	120,000	120,000
TOTAL CURRENT LIABILITIES	1,817,319	1,768,139

LONG TERM LIABILITIES
SBA loan payable	150,000	150,000
Derivative liability warrants	187,500	167,625
Right of use liability, non-current portion	53,030	–
TOTAL LONG TERM LIABILITIES	390,530	317,625
TOTAL LIABILITIES	2,207,849	2,085,764

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 10,000 designated as Series A, zero shares issued and outstanding	–	–
Common stock, $0.0001 par value, 150,000,000 shares authorized, 6,553,996 and 5,746,948 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	656	575
Additional paid-in capital	134,700,105	127,201,691
Subscription receivable	(3,653,456)	(3,686,544)
Accumulated deficit	(113,870,346)	(109,953,728)
TOTAL STOCKHOLDERS’ EQUITY - CONTROLLING INTERESTS	17,176,959	13,561,994
TOTAL STOCKHOLDERS’ EQUITY - NONCONTROLLING INTERESTS	401,885	506,163
TOTAL STOCKHOLDERS’ EQUITY	17,578,844	14,068,157
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,786,693	$16,153,921

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Z SQUARED INC. formerly known as COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
SALES
Sales	$113,771	$62,874
Total sales	113,771	62,874
Cost of goods	45,156	45,156
Gross profit	68,615	17,718

COST OF OPERATIONS
Research and development expense	235,529	86,659
Salary expense	422,705	439,173
Amortization expense	250,000	250,000
Professional services expense	1,014,144	2,325,567
Stock based compensation expense	1,416,178	597,731
General and administrative expenses	644,703	269,072
Selling and marketing expense	–	106,500
Total cost of operations	3,983,259	4,074,702

LOSS FROM OPERATIONS	(3,914,644)	(4,056,984)

OTHER (EXPENSE) INCOME

Interest expense	(5,257)	(71,491)
Other income, net	32,206	111,414
Unrealized loss on marketable securities	(176,045)	–
Unrealized loss on investments	(22,688)	–
Realized gain on sale of marketable securities	85,407	–
Change in fair value of derivative liabilities	(19,875)	596,120
TOTAL OTHER (EXPENSE) INCOME, net	(106,252)	636,043

LOSS BEFORE INCOME TAXES	(4,020,896)	(3,420,941)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(3,916,618)	(3,356,538)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(104,278)	(64,403)
NET LOSS	$(4,020,896)	$(3,420,941)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(0.65)	$(1.10)

Weighted average number of common shares outstanding	6,032,193	3,073,074

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Z SQUARED INC. formerly known as COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

					ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED

BALANCE AT DECEMBER 31, 2024	6,520	$2	2,116,191	$212	$102,976,748	$541,875

Series A preferred stock offering	3,480	–	–	–	2,875,524	–

Pre-funded warrants exercise	–	–	200,000	20	380	–

Preferred share conversion	(6,200)	(1)	775,000	78	(77)	–

Shares issued for services	–	–	4,371	–	25,000	–

Shares issued for SEPA	–	–	81,877	8	239,195	–

Asset purchase agreement	–	–	187,500	19	541,856	(541,875)

Stock based compensation	–	–	–	–	597,731	–

Warrants issued for services	–	–	–	–	824,295	–

Net loss	–	–	–	–	–	–

BALANCE AT MARCH 31, 2025	3,800	$1	3,364,939	$337	$108,080,652	$–

BALANCE AT DECEMBER 31, 2025	–	$–	5,746,948	$575	$127,201,691	$–

Shares issued for SEPA	–	–	39,273	4	504,250	–

Shares issued for services	–	–	–	–	–	–

Shares issued for investment	–	–	330,775	33	3,658,338	–

Stock option exercised	–	–	437,000	44	1,919,648	–

Stock based compensation	–	–	–	–	1,416,178	–

Net loss	–	–	–	–	–	–

BALANCE AT MARCH 31, 2026	–	$–	6,553,996	$656	$134,700,105	$–

(continued)

Z SQUARED INC. formerly known as COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

			TOTAL	NON-
	SUBSCRIPTION	ACCUMULATED	CONTROLLING	CONTROLLING	TOTAL
	RECEIVABLE	DEFICIT	INTEREST	INTEREST	EQUITY

BALANCE AT DECEMBER 31, 2024	$(2,100,000)	$(98,036,713)	$3,382,124	$485,102	$3,867,226

Series A preferred stock offering	1,850,000	–	4,725,524	302,238	5,027,762

Pre-funded warrants exercise	–	–	400	–	400

Preferred share conversion	–	–	–	–	–

Shares issued for services	–	–	25,000	–	25,000

Shares issued for SEPA	–	–	239,203	–	239,203

Asset purchase agreement	–	–	–	–	–

Stock based compensation	–	–	597,731	–	597,731

Warrants issued for services	–	–	824,295	–	824,295

Net loss	–	(3,356,538)	(3,356,538)	(64,403)	(3,420,941)

BALANCE AT MARCH 31, 2025	$(250,000)	$(101,393,251)	$6,437,739	$722,937	$7,160,676

BALANCE AT DECEMBER 31, 2025	$(3,686,544)	$(109,953,728)	$13,561,994	$506,163	$14,068,157

Shares issued for SEPA	–	–	504,254	–	504,254

Shares issued for services	33,088	–	33,088	–	33,088

Shares issued for investment	–	–	3,658,371	–	3,658,371

Stock option exercised	–	–	1,919,692	–	1,919,692

Stock based compensation	–	–	1,416,178	–	1,416,178

Net loss	–	(3,916,618)	(3,916,618)	(104,278)	(4,020,896)

BALANCE AT MARCH 31, 2026	$(3,653,456)	$(113,870,346)	$17,176,959	$401,885	$17,578,844

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Z SQUARED INC. formerly known as COEPTIS THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
OPERATING ACTIVITIES

Net loss	$(4,020,896)	$(3,420,941)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	295,302	295,303
Right of use asset amortization	15,206	9,994
Amortization of debt discount	–	99,879
Non-cash revenue	(113,771)	(62,874)
Stock based compensation	1,416,178	597,731
Shares issued for non-employee services	33,088	25,000
Warrants issued for services	–	824,295
Change in fair value of derivative liability	–	(405,995)
Change in fair value of derivative liability warrants	19,875	(190,125)
Realized gain on sale of marketable securities	(85,407)	–
Forgiveness of interest	–	19,447
Unrealized loss on investments	22,688	–
Unrealized loss on marketable securities	176,045	–
(Increase) decrease in:
Interest receivable	(7,939)	–
Prepaid assets	360,821	135,778
Increase (decrease) in:
Accounts payable	122,418	(149,107)
Accrued expenses	19,086	–
Customer deposit	–	–
Right of use liability	(11,581)	(10,115)
Other current liabilities	–	(134,437)
NET CASH USED IN OPERATING ACTIVITIES	(1,758,887)	(2,366,167)

INVESTING ACTIVITIES
Sale of marketable securities	591,519	–
NET CASH PROVIDED BY INVESTING ACTIVITIES	591,519	–

FINANCING ACTIVITIES
Proceeds from notes payable	–	990,000
Repayment of notes payable	–	(218,750)
Shares issued for SEPA	504,254	–
Warrants issued for cash	–	400
Stock option exercised	200,000	–
Preferred stock offering	–	5,330,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	704,254	6,101,650
NET (DECREASE) INCREASE IN CASH	(463,114)	3,735,483
CASH AT BEGINNING OF PERIOD	5,674,302	532,885
CASH AT END OF PERIOD	$5,211,188	$4,268,368

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$2,193	$2,193
Taxes paid	$–	$–

SUPPLEMENTAL NON-CASH DISCLOSURES
Shares issued for investment	$3,658,371	$–
Investments received for stock options exercised	$1,719,692	$–
Increase in right of use assets due to lease renewal	$85,080	$–

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Z SQUARED INC. formerly known as COEPTIS THERAPEUTICS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

General. The registrant (the “Company,” “we” or “our”) was originally incorporated in the British Virgin Islands on November 27, 2018 under the name Bull Horn Holdings Corp. On October 27, 2022, Bull Horn Holdings Corp. domesticated from the British Virgin Islands to the State of Delaware. On October 28, 2022, in connection with the closing of a prior business combination, the Company changed its corporate name from Bull Horn Holdings Corp. to “Coeptis Therapeutics Holdings, Inc.” On April 24, 2026, in connection with the closing of the business combination described in Notes 16 and 17 (the “Merger”), the Company changed its corporate name from “Coeptis Therapeutics Holdings, Inc.” to “Z Squared Inc.”

Nature of Business During the Period Covered. Throughout the three months ended March 31, 2026, and prior to the closing of the Merger and the related Spin-Out described in Notes 16 and 17, the Company operated as a biopharmaceutical and technology company. The Company's biopharmaceutical division focused on developing innovative cell therapy platforms for cancer, autoimmune, and infectious diseases. The Company's technology division focused on AI-powered marketing software and robotic process automation tools designed to optimize business processes and improve operational efficiency. The accompanying condensed consolidated financial statements present the financial position, results of operations, and cash flows of the Company and its consolidated subsidiaries as they existed during, and as of the end of, the three-month period ended March 31, 2026, reflecting the biopharmaceutical and technology business as then conducted.

Subsidiaries During the Period Covered. During the three months ended March 31, 2026, the Company conducted its operations through its direct and indirect subsidiaries SNAP Biosciences, Inc. and GEAR Therapeutics, Inc. (each majority owned), and Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc., and Coeptis Pharmaceuticals, LLC (each wholly owned).

Subsequent Change in Business; Reverse Acquisition Accounting. On April 24, 2026, the Company completed the Merger with Z Squared, Inc., a Wyoming corporation (“Z Squared”), and effected a related Spin-Out of substantially all of its biopharmaceutical operations other than those conducted through GEAR Therapeutics, Inc. As a result of the Merger and the Spin-Out, (i) the Company's principal business following the closing is the digital asset mining operations conducted through Z Squared and its subsidiaries; (ii) the Company's interests in Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc., Coeptis Pharmaceuticals, LLC, and SNAP Biosciences, Inc. (collectively, the “Spin-Out Subsidiaries”) are no longer held by the Company; and (iii) the Company's interest in GEAR Therapeutics, Inc. continues to be held by the Company. The Merger is being accounted for as a reverse acquisition under ASC 805-40, with Z Squared as the accounting acquirer and the Company as the accounting acquiree, as disclosed in the Company's Registration Statement on Form S-4 (File No. 333-288329) declared effective on December 23, 2025. Accordingly, the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2026 represent the historical financial statements of the legal acquirer in the Merger; the Company's financial statements for periods ending on or after the closing date of the Merger will reflect the operations of Z Squared as the accounting acquirer and the net assets of the Company (other than those of the Spin-Out Subsidiaries) recorded at their acquisition-date fair value. See Notes 16 and 17 for additional information regarding the Merger, the Spin-Out, and the related accounting treatment.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year, and in particular, as further described in Notes 16 and 17 and in the “Recent Business Combination” and “Basis of MD&A Discussion” sections of Item 2 of this Quarterly Report, the financial position, results of operations, and cash flows of the Company in future periods will differ materially from those presented herein as a result of the Merger and the Spin-Out. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (the “SEC”). The condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the SEC on March 19, 2026.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries identified above under “Subsidiaries During the Period Covered.” All material intercompany accounts, balances, and transactions have been eliminated. As described under “Subsequent Change in Business; Reverse Acquisition Accounting” above and in Notes 16 and 17, certain of these subsidiaries (the Spin-Out Subsidiaries) were distributed to the Company's stockholders in connection with the Spin-Out, which occurred subsequent to March 31, 2026 and is therefore not reflected in the accompanying condensed consolidated financial statements

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements – The following standards have been issued by the Financial Accounting Standards Board ("FASB") but have not yet been adopted by the Company. The Company is evaluating each standard's applicability to its operations and the potential impact, if any, on its consolidated financial statements.

ASU 2024-04 – Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments – In November 2024, the FASB issued ASU 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion rather than a debt extinguishment. The amendments replace the prior requirement that all equity securities issuable under the original conversion terms must be included in an inducement offer, clarifying that induced conversion accounting may also apply to certain settlements involving cash conversion features. The assessment of the form and amount of consideration in an inducement offer is performed as of the date the offer is accepted by the holder. The ASU is applicable for smaller reporting entities for fiscal years beginning after December 15, 2026 and should be adopted, if applicable, beginning first quarter of 2027.

ASU 2025-04 – Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer – In May 2025, the FASB issued ASU 2025-04, which clarifies the accounting for share-based payment awards granted by an entity as consideration payable to a customer in conjunction with the sale of goods or services. The amendments revise the definition of "performance condition" to explicitly address vesting conditions based on a customer's volume or monetary amount of purchases, eliminate the policy election to account for forfeitures as they occur for service conditions, and clarify that the variable consideration constraint under Topic 606 does not apply to share-based consideration payable to a customer measured under Topic 718. The ASU is applicable for smaller reporting entities for fiscal years beginning after December 15, 2026 and should be adopted, if applicable, beginning first quarter of 2027.

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

During the three months ended March 31, 2026, revenues from delivering advertising campaigns via cold emails and social media sites were recognized from one customer who accounted for 100% of this revenue. Revenue was recognized at the point of delivery to the customers in the amount of $113,771, for the three months ended March 31, 2026. As of March 31, 2026, the Company has recorded customer deposits in the amount of $485,684.

During the three months ended March 31, 2025, revenues from delivering advertising campaigns via cold emails and social media sites were recognized from two customers who accounted for 100% of this revenue. Revenue was recognized at the point of delivery to the customers in the amount of $62,874, for the three months ended March 31, 2025.

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

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. At March 31, 2026, the Company had an accumulated deficit of $113,870,346, and for the three months ended March 31, 2026, the Company had a net loss of $4,020,896. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

NOTE 3 – CO-DEVELOPMENT RIGHTS

In December 2018, the Company entered into an agreement with Purple Biotech (“Purple”) to market, distribute, and sell the Consensi product (the “Product”) on an exclusive basis within the United States and Puerto Rico. In September of 2021, the Company executed a license termination agreement with Purple to cease all efforts for sales and promotion of the Product in the United States and Puerto Rico. The termination included (i) issuance of $1,500,000 of convertible debt due in February 2023 to satisfy amounts owed for the license, (ii) the issuance of warrants (See Note 7, Capital Structure) and (iii) transfer of inventory ownership back to Purple. In conjunction with this termination, the Company also terminated its marketing agreement with a third party for the Product’s sales and promotion. On July 14, 2023, the Company and Purple executed an amendment to revise the note’s payment schedule, extending the maturity date to March 31, 2024. On June 19, 2024, the Company and Purple executed another amendment to extend the maturity date to August 31, 2024. The outstanding principal balance due under the convertible note at December 31, 2024 was $218,750. The Company paid the outstanding $218,750 principal balance in full during the quarter ended March 31, 2025, and the convertible note was considered fully satisfied as of March 31, 2025.

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

In March 2025, the Company reached an agreement with Vy-Gen to successfully license the exclusive worldwide development and commercialization rights to the GEAR™ (Gene Edited Antibody Resistant) Cell Therapy Platform, representing a first-in-class approach to modifying potent cancer-targeting immune cells to optimize the likelihood of deep remission in patients with hematologic malignancies and other cancers. Coeptis had previously held limited co-development rights to GEAR. As part of this exclusive GEAR license agreement with VyGen-Bio, Inc., the Company paid a total of $400,000 for license fees during the year ended December 31, 2025, and committed to pay other performance-based fees, milestone and royalty payments in 2026 and beyond.

The total gross capitalized co-development rights recorded was $5,291,667, with accumulated amortization of $4,987,500 and $4,737,500, resulting in a net carrying amount of $304,167 and $554,167 at March 31, 2026 and December 31, 2025, respectively.

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

In October 2022, in connection with the Company’s prior business combination, the Company entered into a convertible promissory note agreement with an unrelated third party in the principal amount of $350,000 with no accruing interest and was due on October 28, 2023 for legal services rendered to the Company. The noteholder may elect, in its sole discretion upon written notice to the Company, at any time prior to, as of or following the maturity date, to require that all or any portion of the principal amount not then repaid be converted, without any further action on the part of the noteholder, into shares of common stock, par value $0.0001 per share. The conversion price as set forth by the note is equal to $10.00 per share, provided that the conversion price shall be subject to a one-time adjustment on January 3, 2023, with the conversion price adjustable to a price equal to the thirty-day volume weighted average price of the stock as traded on the Nasdaq. However, the conversion price following such adjustment shall not be lower than a floor of $5.00 per share nor greater than $10.00 per share. Upon full conversion of the remaining principal amount due, the note will, for all purposes be deemed cancelled and all obligations shall be deemed paid in full. On October 27, 2023, a $200,000 payment was made, and on December 15, 2023, another $50,000 payment was made. On June 25, 2024, the Company and the unrelated third party signed an amendment to the note that extended the maturity date to July 31, 2024. The outstanding balance due under the convertible note at March 31, 2026 and December 31, 2025 was $100,000. The note was in default as of March 31, 2026.

Yorkville Convertible Notes

On November 1, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) pursuant to which the Company has the right to sell Yorkville up to $20,000,000 of its shares of Company Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (such transaction, the “Yorkville Transaction”). In connection with the SEPA, Yorkville has agreed to advance to the Company in the form of a convertible promissory note (the “Convertible Note”) an aggregate principal amount of up to $1,304,758 (the “Pre-Paid Advance”). The Convertible Note bears an interest rate of 8% per annum and is convertible in whole or in part at any time by Yorkville into shares of common stock of the Company at a conversion price determined based on the lower of (i) $1.00 per common share (the “Fixed Price”), or (ii) 95% of the lowest daily volume weighted average price during the five consecutive trading days immediately preceding the conversion date (the “Variable Price”), but which Variable Price shall not be lower than the floor price of $0.80 (the “Floor Price”). During the three months ended March 31, 2025, the Company recorded amortization of debt discount in the amount of $76,555 for the Convertible Note.

On January 2, 2025, Yorkville elected to convert a portion of the outstanding principal balance on YA Note-1, the convertible promissory note with an outstanding principal balance of $1,304,758. Yorkville converted $219,758 of the principal balance and $19,446 of accrued interest into 81,877 shares of common stock at a conversion price of $2.92 per share. After conversion, the principal balance of the note has a remaining balance of $1,085,000. During the three months ended June 30, 2025, Yorkville elected to convert the remainder of the note, including $1,085,000 in principal and $33,059 in accrued interest, into 151,623 shares at a conversion price of $7.37 per share.

The SEPA is an equity-linked contract that does not qualify for equity classification and is accounted for as a derivative liability recognized at fair value. Any changes in fair value between the carrying amount of the forward issuance contracts and the settlement amounts will be recognized in other (expense) income in the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the fair value of the SEPA was $0. For the three months ended March 31, 2025, the Company recognized a gain on the change in fair value of derivative liability in the amount of $405,995, in the Company’s condensed consolidated statements of operations.

The derivative liability is accounted for as a liability in accordance with ASC 480 and is measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations.

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

December 31, 2025
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

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2025. There were no warrant liabilities outstanding as of March 31, 2026, and no activity during the three months then ended.

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

An “Amortization Event” will occur under the terms of the Promissory Note if (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days, or (ii) the Company has issued to Yorkville, pursuant to the transactions contemplated in the note and any integrated transactions, in excess of 99% of the Common Shares available under the Exchange Cap.

In July 2025, Yorkville elected to convert the entire outstanding principal balance on YA Note-2, $1,100,000, along with $43,397 of accrued interest into 158,582 shares of common stock at a weighted-average conversion price of $7.21 per share. After conversion, the principal balance of the note had a remaining balance of $0.

NOTE 5 – SBA LOAN PAYABLE

Loans under the CARES Act -- On July 8, 2020, the Company received a loan of $150,000 from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL loan accrues at the rate of 3.75% per annum and interest payments are due monthly in the amount of $731. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal. The Company began making interest payments in January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000 as of March 31, 2026 and December 31, 2025.

NOTE 6 – DERIVATIVE LIABILITY WARRANTS

At March 31, 2026 and December 31, 2025, there were (i)  375,000 public warrants (the “Public Warrants”) outstanding that were issued as part of Bull Horn’s November 2020 initial public offering, which warrants are exercisable in the aggregate to acquire 187,500 shares of our common stock at an exercise price of $230.00 per share, and (ii) 187,500 private warrants (the “Private Placement Warrants”) outstanding that were issued to our sponsor Bull Horn Holdings Sponsor LC and the underwriters in Bull Horn’s initial public offering in November 2020, which warrants are exercisable in the aggregate to 187,500 shares of our common stock at an exercise price of $230.00 per share. The amount of warrants and related exercise price were adjusted for the Company’s 20-1 reverse stock split effective December 31, 2024. The Private Placement Warrants became exercisable on the consummation of our Business Combination in October 2022. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock. With respect to the shares of common stock issuable upon the exercise of the Public Warrants, the class A warrants and the class B warrants during any period when the Company shall have failed to maintain an effective registration statement related to the issuance of such shares underlying the applicable warrants, the holder of any applicable warrants may exercise its warrant on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s derivative liability warrant that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Warrant Liability – Public Warrants	1	$92,250	$81,000
Warrant Liability – Private Placement Warrants	3	95,250	86,625
Total		$187,500	$167,625

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative liability warrants in the accompanying condensed consolidated balance sheets. The derivative liability warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations.

The Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.68%	3.41%
Expected volatility	81.41%	68.58%
Exercise price	$230.00	$230.00
Stock price	$11.22	$14.25

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2025	$86,625	$81,000	$167,625
Change in valuation inputs	8,625	11,250	19,875
Fair value as of March 31, 2026	$95,250	$92,250	$187,500

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the quarter ended March 31, 2026 and year ended December 31, 2025.

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

Common Stock - As of March 31, 2026, the Company had 6,553,996 shares of its common stock issued and outstanding, and on December 31, 2025, the Company had 5,746,948 shares of its common stock issued and outstanding.

During the three months ended March 31, 2026 and the year ended December 31, 2025, there were no capital distributions.

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

During the third quarter of 2025, the Company completed a private placement offering issuing 436,467 shares of common stock for total proceeds of $5,000,000. In addition to the shares of common stock of the Company, investors also received 10% aggregate non-voting ownership in the Company’s subsidiary, SNAP Biosciences, Inc. Of this $5,000,000 raised, $4,500,000 was collected as of December 31, 2025. $500,000 of the subscription receivable is tied to a promissory note bearing 1% interest annum, with a maturity date of January 18, 2026.

During the fourth quarter of 2025, the Company completed subscription agreements with two investors, resulting in gross proceeds of $3,120,000 for a total of 260,000 shares of common stock. The balance of $3,120,000 is tied to promissory notes bearing 1% interest annum, with a maturity date of December 18, 2026.

Treasury Stock – There was no treasury stock at March 31, 2026 and December 31, 2025.

Preferred Stock – The Company has 10,000,000 shares of preferred stock authorized, of which 10,000 have been designated as Series A preferred stock. As of March 31, 2026 and December 31, 2025, the Company had 0 shares of Series A preferred stock issued and outstanding.

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

Stock Based Compensation –

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2025	437,000	$12.11	6.26	$2,215,451
Granted	–	–	–	–
Exercised	(307,375)	10.52	–	–
Surrendered	(129,625)	23.58	–	–
Outstanding at March 31, 2026	–	$–	–	$–

For the three months ended March 31, 2026 and 2025, the Company recorded $1,416,178 and $597,731, respectively, for stock-based compensation expense related to stock options. As of March 31, 2026, unamortized stock-based compensation for stock options was $0.

There were no options granted during the three months ended March 31, 2026 and the options granted during the three months ended March 31, 2025 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the three months ended March 31,
	2026	2025
Expected term, in years	N/A	5.84
Expected volatility	N/A	94.85%
Risk-free interest rate	N/A	4.06%
Dividend yield	N/A	–

Option Exchange Program

On February 5, 2026, the Company completed an option exchange program pursuant to which eligible employees were offered the opportunity to exchange certain outstanding stock options that were out-of-the-money for shares of restricted common stock (the “Exchange”). The Exchange was treated as a modification of the original awards under ASC 718, Compensation — Stock Compensation.

In connection with the Exchange, the Company recognized all previously unrecognized compensation expense attributable to the original awards through the modification date of February 5, 2026. Additionally, the vesting conditions applicable to the newly issued restricted common stock were accelerated, with all remaining vesting requirements deemed satisfied as of the modification date. The Company measured the incremental compensation cost arising from the modification as the excess of the fair value of the replacement awards over the fair value of the original awards immediately prior to the modification date and recognized such incremental cost in full as of February 5, 2026, as a result of the accelerated vesting.

For the three months ended March 31, 2026, the Company recognized total stock-based compensation expense related to the Exchange of approximately $1,079,436, which is included in stock-based compensation expense in the condensed consolidated statements of operations.

Exercise of Stock Options — Consideration Received in Cash and Third-Party Public Company Common Stock

On March 2, 2026, certain holders exercised stock options for shares of the Company’s restricted common stock. In connection with such exercises, the Company received consideration in the form of a combination of cash and shares of common stock of a publicly traded third party (the “Third-Party Shares”).

As a result of this modification, the Company recognized additional stock-based compensation expense equal to the difference between (i) the compensation cost based on the initially expected fair value of the Third-Party Shares and (ii) the compensation cost based on the actual fair value of the Third-Party Shares received. For the three months ended March 31, 2026, the Company recognized incremental compensation expense of approximately $315,888 related to this modification, which is included in stock-based compensation expense in the condensed consolidated statements of operations.

Exercise of Stock Options — Consideration Received in Private Company Common Stock

During the three months ended March 31, 2026, certain holders exercised stock options for shares of the Company’s restricted common stock, and the Company received shares of common stock of a privately held third-party entity (the "Private Company Shares") as the exercise consideration.

Fair value of the Private Company Shares was estimated using observable inputs and valuation techniques consistent with ASC 820, Fair Value Measurement. The fair value of the Private Company Shares was determined to be approximately $1,663,580 as of the exercise date. The Company recognized stock-based compensation expense in connection with this exercise in accordance with ASC 718, with the amount determined based on the grant-date fair value of the exercised options. The Private Company Shares received are reflected on the Company’s condensed consolidated balance sheets at their estimated fair value of $1,663,580 as of March 31, 2026 and are classified as investments.

Options/Stock Awards

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

Common Stock Warrants –

All common stock warrants outstanding are listed in the table below:

				Outstanding at
Reference	Date Issued	Exercise price	Expiration	March 31, 2026	December 31, 2025
Warrant Holder 1	5/28/2021	$59.40	5/13/26	8,380	8,380
Warrant Holder 1	5/28/2021	$118.80	5/13/26	8,422	8,422
Warrant Holder 1	5/28/2021	$296.80	5/13/26	8,422	8,422
Warrant Holder 2	7/30/21	$59.40	7/30/26	421	421
Warrant Holder 2	7/30/21	$296.80	6/1/26	1,263	1,263
Warrant Holder 5	12/20/21	$59.40	12/20/26	2,948	2,948
Warrant Holder 20	1/3/23	$50.00	1/2/27	5,000	5,000
Warrant Holder 21	1/20/23	$38.00	1/19/27	12,500	12,500
Series A & B Warrants	6/16/23	$27.20	12/16/28	306,250	306,250
Series B Warrants	10/23/23	$27.20	4/26/29	100,000	100,000
Warrant Holder 22	6/16/23	$25.00	12/16/28	6,300	6,300
Warrant Holder 22	10/23/23	$28.00	4/26/29	3,300	3,300
Warrant Holder 23	6/16/23	$25.00	12/16/28	4,200	4,200
Warrant Holder 23	10/23/23	$28.00	4/26/29	2,400	2,400
Warrant Holder 24	10/23/23	$28.00	4/26/29	300	300
Warrant Holder 25	1/20/25	$12.00	1/20/30	100,000	100,000
Total Warrants outstanding				570,105	570,105

Subscription receivable – In June 2024, in connection with the Company’s series A preferred stock offering, the Company closed on subscription agreements totaling $2,100,000, which the Company collected in full in February 2025.

During the second quarter of 2025, the Company collected $125,000 of outstanding subscription receivable resulting from one Series A preferred stock subscription agreement. At June 30, 2025, the Company had recorded subscription receivable of $125,000 resulting from the final Series A preferred stock subscription agreement where preferred shares have been issued as part of the February 6, 2025 closing. In connection with this subscription receivable, the Company and the investor agreed to satisfy the subscription as prepayment of the final six months of the consulting contract between both parties. The subscription receivable is being amortized through the end of June 2026 as professional services expense. The company recognized $33,088 in professional services expense in connection with the amortization of the subscription receivable during the three months ended March 31, 2026.

During the third quarter of 2025, in connection with the Company’s private placement offering, the Company recorded $5,000,000 in subscriptions receivable. As of March 31, 2026, the Company collected $4,500,000 of the proceeds, resulting in a net $500,000 in subscriptions receivable still to be collected.

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

The SEPA will automatically terminate on the earliest to occur of (i) December 1, 2027, provided that the Convertible Note has been fully repaid or (ii) the date on which the Company shall have made full payment of Advances pursuant to the SEPA. The Company has the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to Yorkville pursuant to the Convertible Note. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent.

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

Throughout the three months ended March 31, 2026 and 2025, in connection with the SEPA, the Company issued 39,273 and 81,877 shares of common stock, resulting in gross proceeds of $504,254 and $239,203, respectively.

NOTE 8 – NON-CONTROLLING INTEREST

As a result of the series A preferred stock offering discussed in Note 7, Capital Structure, the Company has consolidated the two subsidiaries, SNAP Biosciences, Inc. and GEAR Therapeutics, Inc., because we have a controlling interest in both. Therefore, the entities’ financial statements are consolidated in our condensed consolidated financial statements and the portion of the entities’ equity attributable to external ownership is recorded as a non-controlling interest. As part of the initial closings, the Series A Investors received in the aggregate a 15% non-voting equity ownership in both of the newly formed subsidiaries. In addition, investors who participated in the 2025 private placement common stock offering received an additional 10% aggregate non-voting ownership in SNAP Biosciences, Inc, resulting in an extra $79,000 in equity attributable to non-controlling interests. The Company contributed the co-development rights to GEAR Therapeutics, Inc. and recorded $1,063,300 of non-controlling interest at March 31, 2026. The remainder was recorded as additional paid in capital. The Company contributed both the exclusive license and corporate research agreements with the University of Pittsburgh to SNAP Biosciences, Inc. Net of accumulated losses of $661,415 and $557,137, the Company recorded $401,885 and $506,163 in equity attributable to non-controlling interests at March 31, 2026 and December 31, 2025, respectively.

NOTE 9 – INVESTMENTS

In August 2024, the Company satisfied $5.7 million of subscription receivables and related interest receivable in the form of shares of common stock in two privately held companies. During the year ended December 31, 2025, the Company received 1.25 million shares of common stock in five privately held companies in connection with master services agreements for access to the NexGenAI Affiliates Network platform. Additionally, to satisfy outstanding accounts receivables related to webinar services rendered in the master services agreements, the Company received 82,500 shares of common stock in three of these privately held companies. The shares of common stock are carried as investments on the Company’s condensed consolidated balance sheets at its initial cost basis of $1.00 per share. As the investments are in privately held companies, the Company will assess the investments for impairment on an annual basis. As of December 31, 2025, the Company recognized a $163,500 unrealized loss due to impairment of one of these investments. As of March 31, 2026, no further impairment has been recognized.

In November 2025, the Company issued 66,837 shares of common stock valued at $1,000,000, in exchange for 667,000 shares of a privately held company. The shares of common stock are carried as investments on the Company’s condensed consolidated balance sheets at its initial cost basis of $1.50 per share. As the investments are in privately held companies, the Company will assess the investments for impairment on an annual basis. As of March 31, 2026 and December 31, 2025, no impairment has been recorded related to this investment.

During the year ended December 31, 2025, the Company entered into a one-year agreement with a customer to provide access to the NexGenAI Affiliates Network platform. The contract fee paid by the customer consisted of 4,255,319 shares in the customer’s publicly traded stock, or $600,000, which the Company recorded as marketable securities on the condensed consolidated balance sheets. The Company classified this marketable security as a short-term asset as it is expected to be converted into cash within one year. During the year ended December 31, 2025, the Company recorded an unrealized gain on marketable securities in the amount of $76,596. In January 2026, the Company sold 2,830,189 shares of this marketable security and realized a gain on sale in the amount of $94,667. During the three months ended March 31, 2026, the Company recorded an unrealized loss in the amount of $176,045 on the remaining shares.

During the three months ended March 31, 2026, the Company accepted 1,663,580 shares of privately held companies and 200,401 shares of a third-party marketable security, valued at $1,663,580 and $56,112 respectively, as consideration for exercising stock options. Please see Note 7 – Capital Structure – Stock Based Compensation. The marketable securities were sold for $46,852, realizing a loss of $9,260 on the sale. No impairment was recognized on the privately held investments.

In March 2026, the Company exchanged 330,775 shares of its common stock, valued at $3,658,372, for 11,550,000 shares of a privately held company. As of March 31, 2026, the Company recorded a $22,688 unrealized loss due to impairment on this investment. This represents an approximate 35% stake in this privately held company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases – The Company leases office space under an operating lease that commenced December 1, 2017 and was extended through multiple lease extensions. The third lease extension extended the lease for twenty-four months, beginning on June 1, 2022 and ended on May 31, 2024. The fourth lease extension, signed on January 30, 2024, extended the lease for twenty-four months, beginning June 1, 2024 and ending on May 31, 2026. The monthly rent is $3,805 for the first year of the extension and increasing to $3,860 for the second year of the extension. The fifth lease extension, signed on March 12, 2026, extended the lease for twenty-four months, beginning June 1, 2026 and ending on May 31, 2028. The monthly rent is $3,937 for the first year of the extension and increasing to $4,016 for the second year of the extension. The Company recorded an increase of $85,080 for right of use asset and liability in conjunction with the lease extension in March 2026.

The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the three months ended March 31, 2026, rents paid totaled $11,581. During the three months ended March 31, 2025, rents paid totaled $11,415.

Right of use asset is summarized below:

	March 31, 2026	December 31, 2025
Office lease	$288,296	$243,550
Less: accumulated depreciation	(199,045)	(225,151)
Right of use asset, net	$89,251	$18,399

Operating lease liability is summarized below:

	March 31, 2026	December 31, 2025
Office lease	$93,353	$18,875
Less: current portion	(40,323)	(18,875)
Long term portion	$53,030	$–

Future minimum rental payments required under the lease are as follows:

2026	$35,282
2027	47,800
2028	20,081
Total minimum lease payments:	103,163
Less amount representing interest	(9,810)
Present value of minimum lease payments:	$93,353

Legal Matters – The Company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the Company’s condensed consolidated financial statements.

CAR T License – On August 31, 2022, the Company entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. The Company paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology. Under the terms of the agreement, the Company has been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T-cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, the Company paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement) and royalties equal to 3.5% of net sales. On January 25, 2023, the Company entered into a corporate research agreement with the University of Pittsburgh for the pre-clinical development of SNAP-CAR T-cells targeting HER2. The Company agreed to pay $716,714 for performance-based milestones over a two-year term, which was paid in full during the fourth quarter of 2025.

To supplement the development work conducted under the Sponsored Research Agreement (“SRA”), the Company’s subsidiary SNAP Biosciences, in May 2025, entered into a grant agreement with the Alici Lab at the Karolinska Institute (“KI”). Under the terms of the grant agreement, KI will continue the pre-clinical and clinical development initially started by Deverra under the terms of the SRA described above. The grant agreement has an 18-month term which the Company agreed to pay to KI quarterly payments equal to $105,000.

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

Finder’s Fee and Indemnity Agreement – The Company entered into a finder’s fee and indemnity agreement with a third party, pursuant to which the Company has agreed to pay a fee in connection with the successful introduction and execution of the SEPA. Under the terms of the agreement, the Company was obligated to pay a 4% fee upon the closing of the net funding amount of $1,350,000, equaling $54,000, and then 6% of the total cash consideration received by the Company or the Company’s creditors in connection with any follow-on financing, and 0.5% on the amount of any drawdown made by the Company on the SEPA. The Company also agreed to indemnify and hold harmless the third party from and against any and all losses, claims, damages, obligations, penalties, judgments, any and all legal and other actions caused by or related to the third party’s engagement with the Company. As of March 31, 2026, the Company paid a total of $103,500 to the third party in connection with this finder’s fee and indemnity agreement recorded in professional services expense. $54,000 was paid in January 2024 and $49,500 was paid in February 2025.

Master Services Agreements – On December 31, 2024 and during the year ended December 31, 2025, the Company entered into one-year agreements with six customers to provide access to the NexGenAI Affiliates Network platform. Under the terms of these agreements, the Company is obligated to deliver platform access and related services over the contract period beginning in 2025. Revenue recognition will commence upon the start of services in accordance with ASC 606, Revenue from Contracts with Customers. The Company recognized $113,771 and $62,874 in revenue in connection with these contracts during the first quarters of 2026 and 2025, respectively. As of December 31, 2025, $599,455 remained in customer deposits. As of March 31, 2026, $485,684 remained in customer deposits and is expected to be recognized as revenue throughout the rest of 2026.

GEAR™ Cell Therapy Platform – In March 2025, the Company reached an agreement with Vy-Gen to successfully license the exclusive worldwide development and commercialization rights to the GEAR™ Cell Therapy Platform, representing a first-in-class approach to modifying potent cancer-targeting immune cells to optimize the likelihood of deep remission in patients with hematologic malignancies and other cancers. Coeptis had previously held limited co-development rights to GEAR. As part of this exclusive GEAR license agreement with VyGen-Bio, Inc., the Company paid a total of $400,000 for license fees during the year ended December 31, 2025, which the Company recorded as research and development expense, and committed to pay other performance-based fees, milestone and royalty payments in 2026 and beyond.

NOTE 11 – 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the three months ended March 31, 2026 and 2025, no employer contributions were made.

NOTE 12 – INCOME TAXES

For the three months ended March 31, 2026 and 2025, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

NOTE 13 – RELATED PARTY TRANSACTION

In September 2023, the Company entered into a transaction with AG Bio Life Capital I LP (“AG”), a Delaware limited partnership, where an employee of the Company is the general partner. The Company agreed to issue 600,000 shares (pre-reverse stock split) of common stock of the Company (“AG Shares”) to AG, in exchange for $600,000, consisting of $100,000 payable in cash and the balance payable under a promissory note (“AG Note”). The principal amount including all interest under the AG Note is due and payable by AG no later than August 30, 2024 (the “AG Maturity Date”). The outstanding unpaid principal balance of the AG Note bears interest commencing as of the Company’s next registration statement at the rate of six (6%) percent per annum, which interest rate will increase to eighteen (18%) percent per annum in the event an event of default occurs under the AG Note, computed on the basis of the actual number of days elapsed and a year of 365 days. AG has the option of repaying the obligations under the AG Note in advance of the AG Maturity Date, in whole or in part, at any time upon at least thirty (30) days prior written notice delivered to the Company. AG has certain obligations to contribute the proceeds of the sale of its AG Shares to the Company, in the event that any AG Shares are sold prior to the AG Maturity Date. On August 12, 2024, AG transferred and assigned $522,667 to the Company, the sum of principal and accrued interest owed, of shares of common stock in a privately held company. As a result of this assignment agreement, the AG Note is considered paid in full, and $522,667 is recorded as an investment at March 31, 2026 and December 31, 2025.

As of March 31, 2026, the Company holds investments in certain privately held companies, recorded as investments on the Company’s condensed consolidated balance sheets. The Company’s Chief Executive Officer and Chief Financial Officer each hold ownership interests in these privately held companies. As of March 31, 2026 and December 31, 2025, the Company’s carrying value of these investments was $12,159,346 and $6,860,083, respectively.

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

The Company accounted for the NexGenAI transaction as an asset acquisition in accordance with ASC 805-50, Business Combinations – Asset Acquisitions, and recorded as intangible assets on the condensed consolidated balance sheets, net of amortization, in the amount of $316,094 and $361,250 as of March 31, 2026 and December 31, 2025, respectively. The Company recorded amortization expense of $45,156 and $45,156 during the three months ended March 31, 2026 and 2025, respectively.

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

Biotechnology Segment: This segment is non-revenue generating and incurs expenses by developing its biotechnology product pipeline. The Biotechnology Segment had total assets of $18,273,736 and $13,783,575 as of March 31, 2026 and December 31, 2025, respectively.

Technology Segment: This segment is revenue generating and incurs expenses by acquiring technology assets to support and enhance operational capabilities through advanced technologies. The Technology Segment had total assets of $1,512,957 and $2,370,346 as of March 31, 2026 and December 31, 2025, respectively.

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

Segment information relating to the Company’s two operating segments for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31, 2026
	Biotechnology Segment	Technology Segment	Consolidated
Sales	$–	$113,771	$113,771
Cost of goods sold	–	45,156	45,156
Total operating expenses	3,870,396	112,683	3,983,259
Net loss from operations	$(3,870,396)	$(44,248)	$(3,914,644)

	Three Months Ended March 31, 2025
	Biotechnology Segment	Technology Segment	Consolidated
Sales	$–	$62,874	$62,874
Cost of goods sold	–	45,156	45,156
Total operating expenses	4,014,702	60,000	4,074,702
Net loss from operations	$(4,014,702)	$(42,282)	$(4,056,984)

NOTE 16 – MERGER AGREEMENT

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

In the Merger, all shares of Z Squared common stock issued and outstanding immediately prior to the effective time of the Merger (other than those properly exercising any applicable dissenters rights under Wyoming law), will be converted into the right to receive a portion of the Merger Consideration (as defined below) and (ii) any other outstanding securities with the right to convert into or acquire equity securities of Z Squared will be terminated. At the Closing, Coeptis will change its name as mutually agreed upon by the Purchaser and Z Squared. The Merger closed on April 24, 2026, subsequent to the balance sheet date covered by this Quarterly Report. See Note 17 – Subsequent Events.

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

NOTE 17 – SUBSEQUENT EVENTS

Management has performed a review of all events and transactions occurring after March 31, 2026 for items requiring recognition or disclosure in the accompanying condensed consolidated financial statements, noting the following subsequent events.

Completion of Business Combination. On April 24, 2026, the Company (then named Coeptis Therapeutics Holdings, Inc.) completed the business combination contemplated by the Agreement and Plan of Merger, dated as of April 25, 2025 (the “Merger Agreement”), by and among the Company, CP Merger Sub Inc., a Wyoming corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Z Squared, Inc., a Wyoming corporation (“Z Squared”). At the effective time of the merger (the “Effective Time”), Merger Sub merged with and into Z Squared, with Z Squared surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with the closing of the Merger, the Company changed its corporate name from “Coeptis Therapeutics Holdings, Inc.” to “Z Squared Inc.”

At the Effective Time, each share of Z Squared common stock, par value $0.001 per share, outstanding immediately prior to the Effective Time was converted into the right to receive shares of the Company's common stock, par value $0.0001 per share, in accordance with the share-exchange ratio set forth in the Merger Agreement. As aggregate consideration for the Merger, the former Z Squared stockholders collectively received 43,877,497 shares of the Company's common stock, representing the Applicable Percentage (as defined in the Merger Agreement) of the Company's issued and outstanding common stock calculated on a fully-diluted basis as of the closing.

Commencing on April 27, 2026, the Company's common stock began trading on the Nasdaq Global Market under the new ticker symbol “ZSQR” (previously “COEP”).

Spin-Out of Certain Biotechnology Operations. Immediately prior to the Effective Time, and as a condition to the consummation of the Merger, the Company effected a spin-out (the “Spin-Out”) of certain of its biotechnology operations. The Company contributed substantially all of the assets, liabilities, and equity interests comprising its biopharmaceutical operations conducted through Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc., Coeptis Pharmaceuticals, LLC, and the Company's 73% interest in SNAP Biosciences, Inc. (collectively, the “Spin-Out Subsidiaries”) to one or more newly-formed spin-out subsidiaries, the equity of which was then distributed to the Company's stockholders of record as of the applicable record date established for the Spin-Out. As a result of the Spin-Out, the Spin-Out Subsidiaries are no longer part of the Company's consolidated group. The Company's interest in GEAR Therapeutics, Inc. was not part of the Spin-Out and continues to be held by the Company following the Merger.

Change in Business. Following the completion of the Merger and the Spin-Out, the Company's principal business is the digital asset mining operations conducted through Z Squared and its subsidiaries, including vertically integrated cryptocurrency mining of Dogecoin (DOGE), Litecoin (LTC), and other digital assets at facilities located in North Carolina, South Carolina, and Iowa. The Company is also pursuing complementary business lines, including power generation, data center development, and high-performance compute hosting. The Company also continues to hold its interest in GEAR Therapeutics, Inc., which conducts the residual biopharmaceutical operations retained by the Company following the Spin-Out.

Accounting Treatment. As disclosed in the “Anticipated Accounting Treatment” section of the Company's Registration Statement on Form S-4 (File No. 333-288329) declared effective by the Securities and Exchange Commission on December 23, 2025 (the “Registration Statement”), the Merger is being accounted for as a reverse acquisition under ASC 805-40, with Z Squared treated as the accounting acquirer and the Company treated as the accounting acquiree for financial reporting purposes. Accordingly, in the Company's financial statements for periods ending on or after the closing date, the Company expects that: (i) the reported historical operating results will be those of Z Squared; (ii) the net assets of the Company (other than those of the Spin-Out Subsidiaries) acquired in the Merger will be recorded at their respective acquisition-date fair values; (iii) the legal capital of the surviving entity will be that of the Company, with the prior-period equity of Z Squared recast to reflect the share-exchange ratio under the Merger Agreement; and (iv) earnings per share for periods prior to the Merger will be recast to reflect that share-exchange ratio. The Company is in the process of finalizing the accounting under ASC 805 for the reverse acquisition, including the related fair value measurements, and that analysis is not yet complete.

Impact on the Financial Statements Presented. Because each of the Merger, the Spin-Out, the name change, and the ticker change occurred subsequent to the March 31, 2026 balance sheet date, each constitutes a non-recognized subsequent event under ASC 855-10-25-3 and does not affect the recognition or measurement of any amounts in the accompanying condensed consolidated balance sheet as of March 31, 2026 or the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2026.

The Company's financial statements in subsequent periods will, however, be materially different from those presented herein as a result of the Merger, the Spin-Out, and the related change in business. In particular, (i) the operations historically conducted through the Spin-Out Subsidiaries will not be reflected in the Company's results of operations in subsequent periods; (ii) under the reverse acquisition treatment described above, the operations of Z Squared (which have not historically been included in the Company's consolidated financial statements) will be reflected in subsequent periods as those of the accounting acquirer; and (iii) the Company's outstanding shares of common stock increased from 6,553,996 at March 31, 2026 to 51,431,493 at May 12, 2026, primarily as a result of the issuance of the Merger Consideration. Because the Company has not yet finalized the accounting under ASC 805 for the reverse acquisition or the related fair value measurements, an estimate of the financial effect of these subsequent events on the Company's results of operations, financial position, and cash flows in future periods, beyond the foregoing, cannot reasonably be made at the date of issuance of these financial statements.

For additional information regarding the Merger, the Spin-Out, and the resulting change in the Company's business, reference is made to the Registration Statement and to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2026 reporting the completion of the Merger and related transactions.

On April 29, 2026, Z Squared announced that it has entered into a binding letter of intent to acquire 100% of the membership interests of Skycore Digital LLC (“Skycore”), an operating digital infrastructure company with three active sites in North Carolina powered by Duke Energy. Skycore operates approximately 24 megawatts (“MW”) of energized power capacity currently connected to the Duke Energy grid, with an additional 18 MW available through existing Duke Energy Letters of Authorization. Together, the assets provide Z Squared with a defined path to up to 42 MW of total potential capacity.

The transaction is structured entirely in Series B Convertible Preferred Stock, with no cash consideration and no debt financing. Total consideration consists of Series B Convertible Preferred Stock with an $18 million base aggregate liquidation preference at closing, plus up to an additional $4 million, scaled pro rata based on additional MW secured prior to closing, with the full $4 million payable upon securement of 18 MW. Maximum aggregate consideration is $22 million. Key terms of the Series B Convertible Preferred Stock include a $1,000 stated value per share; an 8% cash dividend or 10% payment-in-kind dividend, at the Company’s election; conversion at a 10% premium to the 20-day VWAP at signing; a seven-year mandatory redemption; an annual holder put right beginning in year two, capped at 20% per year; and a $500,000 break-up fee payable by Z Squared. The parties have agreed to a 90-day exclusivity period. The acquisition is expected to close within 60 days following execution of a definitive purchase agreement, subject to customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Business Combination

On April 24, 2026, subsequent to the close of the three-month period covered by this Quarterly Report on Form 10-Q, the Company (then named Coeptis Therapeutics Holdings, Inc.) completed the business combination (the “Merger”) contemplated by the Agreement and Plan of Merger, dated as of April 25, 2025, with Z Squared, Inc., a Wyoming corporation. At the effective time of the Merger, CP Merger Sub Inc., a Wyoming corporation and wholly-owned subsidiary of the Company, merged with and into Z Squared, with Z Squared surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, we issued an aggregate of 43,877,497 shares of common stock to former Z Squared stockholders. In connection with the closing, the Company changed its corporate name from “Coeptis Therapeutics Holdings, Inc.” to “Z Squared Inc.,” and on April 27, 2026, our common stock began trading on the Nasdaq Global Market under the new ticker symbol “ZSQR” (previously “COEP”).

Immediately prior to the closing of the Merger, the Company effected a spin-out (the “Spin-Out”) of substantially all of its biopharmaceutical operations other than those conducted through GEAR Therapeutics, Inc. Our interests in Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc., Coeptis Pharmaceuticals, LLC, and SNAP Biosciences, Inc. (collectively, the “Spin-Out Subsidiaries”) were contributed to one or more newly-formed spin-out subsidiaries, the equity of which was distributed to our stockholders of record as of the applicable record date. The Spin-Out Subsidiaries are no longer part of our consolidated group following the Spin-Out. Our interest in GEAR Therapeutics, Inc. was not part of the Spin-Out and continues to be held by us.

Following the closing of the Merger and the Spin-Out, our principal business is the digital asset mining operations conducted through Z Squared and its subsidiaries, including vertically integrated cryptocurrency mining of Dogecoin (DOGE), Litecoin (LTC), and other digital assets at facilities located in North Carolina, South Carolina, and Iowa. We are also pursuing complementary business lines, including power generation, data center development, and high-performance compute hosting. We continue to hold our interest in GEAR Therapeutics, Inc., which conducts the residual biopharmaceutical operations retained by us following the Spin-Out. For additional information regarding the business of Z Squared, reference is made to the section entitled “Z Squared's Business” in our Registration Statement on Form S-4 (File No. 333-288329) declared effective by the SEC on December 23, 2025 (the “Registration Statement”), and to our Current Report on Form 8-K filed on April 24, 2026, reporting the completion of the Merger.

As disclosed in the “Anticipated Accounting Treatment” section of the Registration Statement, the Merger is being accounted for as a reverse acquisition in accordance with U.S. GAAP. Under this method of accounting, Z Squared will be deemed to be the accounting acquirer for financial reporting purposes. As a result of the Merger, the net assets of the Company (other than those of the Spin-Out Subsidiaries) will be recorded at their acquisition-date fair value in the financial statements of Z Squared, and the reported operating results in our financial statements for periods commencing on or after the closing date of the Merger will be those of Z Squared as the accounting acquirer.

Basis of MD&A Discussion

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2026 and 2025 represent the historical financial statements of the legal acquirer in the Merger (i.e., the predecessor entity, Coeptis Therapeutics Holdings, Inc.), reflecting the biopharmaceutical and technology business conducted by the Company through the Spin-Out Subsidiaries and GEAR Therapeutics, Inc. during those periods, prior to the closing of the Merger and the Spin-Out. The discussion and analysis that follows under “Results of Operations” and “Liquidity and Capital Resources” relates to that historical pre-Merger business. Because each of the Merger and the Spin-Out occurred subsequent to March 31, 2026, the historical financial statements presented in this Quarterly Report do not reflect the operations of Z Squared as the accounting acquirer or the disposition of the Spin-Out Subsidiaries.

Investors are cautioned that the Company's historical financial information presented in this Quarterly Report is not indicative of, and is not comparable to, the financial information that will be presented in the Company's subsequent periodic reports filed with the SEC, in which (i) the operations of Z Squared will be reflected as those of the accounting acquirer; (ii) the operations of the Spin-Out Subsidiaries will no longer be reflected; and (iii) the net assets of the Company (other than those of the Spin-Out Subsidiaries) will be presented at their acquisition-date fair value. Investors should refer to the Registration Statement, our Current Report on Form 8-K reporting the completion of the Merger, and the pro forma financial information contained therein for information regarding the financial profile of the combined company.

When we use words like “we,” “us,” “our,” “the Company” and words of like import in the discussion and analysis that follows, unless otherwise indicated, we are referring to the registrant and its consolidated subsidiaries as they existed during the three months ended March 31, 2026, prior to the closing of the Merger and the Spin-Out.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to our future results, certain projections, and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “would,” “could,” “potential,” “future,” and similar expressions are intended to identify forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of those assumptions could prove inaccurate, and we may not realize the results contemplated by such forward-looking statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective, or other plan. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements, except as required by applicable law. These and other statements that are not historical facts are based largely on management's current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, those relating to: (i) the recently completed business combination (the “Merger”) with Z Squared, Inc., a Wyoming corporation, and the related spin-out (the “Spin-Out”) of substantially all of our historical biopharmaceutical operations other than those conducted through GEAR Therapeutics, Inc.; (ii) the accounting for the Merger as a reverse acquisition and the integration of the operations, accounting, treasury, custody, and reporting systems of Z Squared, Inc. into our existing reporting infrastructure; (iii) the volatility of cryptocurrency prices, mining economics (including hash rate, network difficulty, halving cycles, transaction fees, and energy costs), and the regulatory developments affecting digital assets and digital asset mining; (iv) our planned expansion into power generation, data center development, and high-performance compute hosting business lines and our limited operating history in those business lines; (v) our pending acquisition of SkyCore, and the issuance of newly-designated Series B Convertible Preferred Stock in connection therewith; (vi) substantial dilution to holders of our common stock resulting from the Merger, the pending acquisitions, our existing Standby Equity Purchase Agreement, the bonus share issuance to Group 10 Holdings LLC, and other capital-raising arrangements; (vii) substantial doubt about our ability to continue as a going concern; (viii) the change in our management team and board of directors and any related effects on disclosure controls and procedures and internal control over financial reporting; and (ix) the risks and uncertainties described under the caption “Risk Factors” in Part II, Item 1A of this Report, in the “Risk Factors” section of our Registration Statement on Form S-4 (File No. 333-288329) declared effective by the Securities and Exchange Commission on December 23, 2025, and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in each case as such risks may be updated from time to time in our subsequent filings with the Securities and Exchange Commission.

References in this Report to “the Company,” “we,” “us,” “our,” and similar terms refer to the registrant — Z Squared Inc. (formerly known as Coeptis Therapeutics Holdings, Inc.) — and its consolidated subsidiaries. The composition of the Company's consolidated group changed materially in connection with the Merger and the Spin-Out completed on April 24, 2026, as described above and in Notes 16 and 17 to the accompanying condensed consolidated financial statements. Unless the context otherwise requires, when used in connection with the financial statements presented in this Report or the discussion and analysis thereof, these terms refer to the registrant and its consolidated subsidiaries as they existed during the three months ended March 31, 2026 (consisting of the registrant together with its then-subsidiaries Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc., Coeptis Pharmaceuticals, LLC, SNAP Biosciences, Inc., and GEAR Therapeutics, Inc.), prior to the closing of the Merger and the Spin-Out. When used in connection with events occurring after March 31, 2026, these terms refer to the registrant and its consolidated subsidiaries as they exist following the Merger and the Spin-Out, consisting of the registrant together with Z Squared, Inc. (the Wyoming corporation surviving the Merger as a wholly-owned subsidiary of the registrant) and its subsidiaries and GEAR Therapeutics, Inc.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, included in Part I, Item 1 of this Form 10-Q.

Company History

The Company was originally incorporated in the British Virgin Islands on November 27, 2018 under the name Bull Horn Holdings Corp. On October 27, 2022, Bull Horn Holdings Corp. domesticated from the British Virgin Islands to the State of Delaware. On October 28, 2022, in connection with the closing of the Company's prior business combination with Coeptis Therapeutics, Inc., the Company changed its corporate name from Bull Horn Holdings Corp. to “Coeptis Therapeutics Holdings, Inc.” On April 24, 2026, in connection with the closing of the Merger described above and in Notes 16 and 17 to the accompanying condensed consolidated financial statements, the Company changed its corporate name from “Coeptis Therapeutics Holdings, Inc.” to “Z Squared Inc.”

Subsidiaries

During the three months ended March 31, 2026, and prior to the closing of the Merger and the Spin-Out, the Company conducted its operations through its direct and indirect subsidiaries SNAP Biosciences, Inc. and GEAR Therapeutics, Inc. (each majority owned), and Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc., and Coeptis Pharmaceuticals, LLC (each wholly owned). As discussed in the “Recent Business Combination” section above and in Notes 16 and 17 to the accompanying condensed consolidated financial statements, on April 24, 2026 the Company effected the Spin-Out of Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc., Coeptis Pharmaceuticals, LLC, and the Company's 73% interest in SNAP Biosciences, Inc., and accordingly those entities are no longer subsidiaries of the Company. Following the closing of the Merger and the Spin-Out, the Company's consolidated subsidiaries consist of Z Squared, Inc. (the Wyoming corporation that survived the Merger as a wholly-owned subsidiary of the Company) and its subsidiaries, and GEAR Therapeutics, Inc. (which was not part of the Spin-Out and remains a majority-owned subsidiary of the Company).

Overview and Outlook

The Company is a digital asset mining and digital infrastructure company. Following the completion of the Merger and the Spin-Out on April 24, 2026, the Company's principal business consists of the digital asset mining operations conducted through Z Squared, Inc., a Wyoming corporation, and its subsidiaries, including the vertically integrated mining of Dogecoin (DOGE), Litecoin (LTC), and other cryptocurrencies at facilities located in North Carolina, South Carolina, and Iowa. The Company operates a fleet of specialized application-specific integrated circuit, or ASIC, mining hardware (including Antminer L7, L9, and DG1+ models) deployed across multiple mining algorithms (including SHA-256, Scrypt, and kHeavyHash). Key elements of the Company's mining operations include continuous fleet optimization, in-house equipment repair and spare-parts management, dynamic power-cost management responsive to wholesale and retail electricity market conditions, and real-time performance monitoring of hash rate, unit status, and per-machine revenue.

The Company is also pursuing strategic expansion into complementary digital infrastructure business lines, including (i) power generation, intended to provide cost-effective and stable energy supply for the Company's mining and digital infrastructure operations and, where economically advantageous, sales of power into wholesale electricity markets; (ii) data center development, intended to support the Company's own digital infrastructure operations and, where market conditions warrant, to provide colocation services to third-party customers; and (iii) high-performance compute hosting, intended to serve customers requiring graphics processing unit and other specialized compute capacity for artificial intelligence, machine learning, and similar workloads. The Company has limited or no operating history in these expansion business lines, and there can be no assurance that the Company will successfully enter or operate in any of them. For a discussion of the risks associated with these expansion business lines, see Part II, Item 1A of this Report under “Risk Factors.”

In addition, the Company is pursuing a strategic acquisition intended to expand its digital asset mining footprint and digital infrastructure capacity: (i) the proposed acquisition of SkyCore through the issuance of newly-designated Series B Convertible Preferred Stock (the “SkyCore Acquisition”). The SkyCore Acquisition remains subject to negotiation of definitive agreements, completion of due diligence, board approval, and the satisfaction of customary closing conditions, and there can be no assurance that either transaction will be consummated on the terms currently contemplated or at all. For a discussion of these proposed acquisitions and the risks associated with them, see Part II, Item 1A of this Report under “Risk Factors.”

Following the Spin-Out, the Company continues to hold its majority interest in GEAR Therapeutics, Inc., which conducts the residual biopharmaceutical operations retained by the Company. GEAR Therapeutics, Inc. is not the Company's principal business focus following the completion of the Merger and the Spin-Out.

The historical period reflected in the accompanying condensed consolidated financial statements (the three months ended March 31, 2026 and the comparative three months ended March 31, 2025) predates the closing of the Merger and the Spin-Out. During that period, the Company operated as a biopharmaceutical and technology company through its consolidated subsidiaries, and the historical financial position, results of operations, and cash flows discussed in the “Results of Operations” and “Liquidity and Capital Resources” sections that follow relate to that historical biopharmaceutical and technology business. As discussed in the “Basis of MD&A Discussion” section above, the Company's results of operations in subsequent periods will not be comparable to the historical results reflected in this Report.

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

In March 2025, the Company reached an agreement with Vy-Gen to successfully license the exclusive worldwide development and commercialization rights to the GEAR™ (Gene Edited Antibody Resistant) Cell Therapy Platform, representing a first-in-class approach to modifying potent cancer-targeting immune cells to optimize the likelihood of deep remission in patients with hematologic malignancies and other cancers. Coeptis had previously held limited co-development rights to GEAR.

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

As consideration for the transactions described above, the Company paid Deverra approximately $570,000 in cash, issued to Deverra 4,000,000 shares of the Company’s common stock and assumed certain liabilities related to the ongoing clinical trials. Total consideration paid was $4,937,609, which was fully expensed in accordance with ASC 730, and is reflected within research and development in the consolidated statement of operations for the year ended December 31, 2023. In addition, in accordance with the terms of the Sublicense Agreement, the Company agreed to pay FHCRC certain specified contingent running royalty payments and milestone payments under the FHCRC Agreement, in each case to the extent such payments are triggered by the Company’s development activities.

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

The acquired assets include a technology-enabled AI driven marketing automation platform, along with associated tools and infrastructure that enable the Company to offer managed digital marketing services under its own brand. Originally launched in the third quarter of 2023, the platform was developed to support client efforts in enhancing brand visibility, generating qualified leads, and advancing strategic growth initiatives. The Company’s managed service offerings now include lead generation, content marketing, social media marketing, email marketing, account-based marketing, marketing analytics, event marketing, and branding support.

The Company will utilize a proprietary suite of automation and virtual assistant technologies to streamline client outreach, engagement workflows, and digital marketing operations across our operations.

Our Results of Operations

Revenue. To date, we have generated revenue mostly from lead generation and webinar services offered through our NexGenAI platform. We have not yet achieved profitability, and there remains uncertainty regarding our ability to generate sufficient revenue to cover operating expenses and fund our business plan without additional capital.

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

Comparison of the three months ended March 31, 2026 and March 31, 2025

Revenues. Revenues recorded in the three months ended March 31, 2026 and 2025 were $113,771 and $62,874, respectively. The Company’s revenue generating activities are a result of the lead generation and webinar services of its NexGenAI Affiliates Network platform within its Technology segment. The activities of the Company’s Biotechnology segment primarily include product development, raising capital, and building infrastructure. Management will continue to pursue drug development toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses decreased from $4,074,702 in the three months ended March 31, 2025 to $3,983,259 in the three months ended March 31, 2026. The decrease is attributed to a decrease in professional services expense offset by an increase in general and administrative expenses and stock-based compensation.

General and Administrative Expenses. For the three months ended March 31, 2026 and 2025, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, building infrastructure, and the state of Delaware franchise taxes.

Interest Expense. Interest expense was $71,491 for the three months ended March 31, 2025 and was $5,257 for the three months ended March 31, 2026. The decrease is primarily due to the satisfaction of notes payable.

Change in Fair Value of Derivative Liabilities. The change in fair value for the three months ended March 31, 2025 was a gain of $596,120 and was a loss of $19,875 for the three months ended March 31, 2026. The change in value of the derivative liability warrants, is a result of a drop in the implied volatility of the warrants and the shortened expiration time, as well as a decrease in the principal amount of the related convertible note in combination with an increase in the common share price during the period, leading to a reduced number of shares available to be converted.

Unrealized loss on marketable securities. The Company recognized an unrealized loss on its portfolio of marketable securities of $176,045 for the three months ended March 31, 2026. The unrealized loss was attributable to a decline in the market value of the securities during the period. The unrealized loss is non-cash in nature and reflects a temporary change in fair value as of the balance sheet date. Management does not expect the unrealized loss to have a material impact on the Company’s liquidity or ongoing operations.

Realized gain on marketable securities. For the three months ended March 31, 2026 the Company recognized a realized gain on the sale of marketable securities of $85,407, compared to no such gain for the three months ended March 31, 2025. The gain resulted from the sale of equity securities during the period. Management does not expect the realized gain to have a material impact on the Company’s liquidity or ongoing operations.

Liquidity and Capital Resources

The Company has historically funded its operations through sales of equity and debt securities and, more recently, through advances under the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”) described in Note 7 to the condensed consolidated financial statements. During the three months ended March 31, 2026, the Company’s principal sources of liquidity consisted of cash on hand, proceeds from sales of marketable securities, and proceeds from the issuance of common stock under the SEPA.

At March 31, 2026, the Company had cash of $5,211,188, compared to cash of $5,674,302 at December 31, 2025. During the three months ended March 31, 2026, the Company used $1,758,887 of cash in operating activities, generated $591,519 of cash from investing activities (consisting of proceeds from the sale of marketable securities), and generated $704,254 of cash from financing activities (consisting of $504,254 of proceeds from the issuance of common stock under the SEPA and $200,000 of cash proceeds received in connection with stock option exercises). In addition, the Company received non-cash consideration in connection with stock option exercises during the period consisting of shares of privately-held companies valued at $1,663,580 and marketable securities valued at $56,112.

As described in Note 2 to the condensed consolidated financial statements, the Company has concluded, and its independent registered public accounting firm has expressed in connection with the audit of the Company’s financial statements for the year ended December 31, 2025, that there is substantial doubt about the Company’s ability to continue as a going concern. At March 31, 2026, the Company had an accumulated deficit of $113,870,346, and for the three months ended March 31, 2026, the Company had a net loss of $4,020,896. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital, generate positive cash flow from operations, and ultimately achieve and sustain profitable operations. There can be no assurance that the Company will be successful in any of these respects.

Although the historical financial statements presented in this Quarterly Report reflect the operations of Coeptis Therapeutics Holdings, Inc. and its subsidiaries during the period covered, the Company’s liquidity needs and capital resources in subsequent periods will reflect the digital asset mining operations conducted through Z Squared, Inc. as the accounting acquirer following the closing of the Merger and the Spin-Out on April 24, 2026. As described in the Registration Statement on Form S-4 (File No. 333-288329) and the Company’s Current Report on Form 8-K filed on April 30, 2026, Z Squared has historically incurred substantial losses and has likewise reflected substantial doubt about its ability to continue as a going concern. The combined company’s liquidity needs in subsequent periods will be materially greater than those reflected in this Quarterly Report as a result of (i) the operating costs of the digital asset mining business (including energy procurement, hosting, equipment maintenance, and fleet replacement costs), (ii) the capital expenditures associated with the Company’s planned expansion into power generation, data center development, and high-performance compute hosting business lines, and (iii) the costs of the pending acquisition of Skycore Digital LLC described in Note 17 and under Part II, Item 1A of this Quarterly Report.

As of the date of this Quarterly Report, the Company has access to remaining capacity under the SEPA, subject to the limitations described in Note 7 to the condensed consolidated financial statements (including the Exchange Cap, the 4.99% beneficial ownership limit applicable to Yorkville, and the minimum-acceptable-price provisions). The Company also expects that it will need to raise additional capital through one or more public or private offerings of equity, debt, or hybrid securities, project financings, joint ventures, or strategic transactions to fund the operations of the combined company and the planned expansion into the new business lines described above. There can be no assurance that any such additional capital will be available to the Company on acceptable terms, or at all. If the Company is unable to access additional capital when needed, the Company may be required to delay, reduce in scope, or abandon planned business activities, including its planned expansion into power generation, data center development, and high-performance compute hosting, any of which could materially and adversely affect the Company’s business, financial condition, and results of operations.

The Company’s material cash commitments at March 31, 2026 consisted of (i) future minimum rental payments under the Company’s office lease aggregating $103,163 through 2028, as described in Note 10 to the condensed consolidated financial statements; (ii) the SBA Economic Injury Disaster Loan in the principal amount of $150,000, bearing interest at 3.75% per annum, as described in Note 5; (iii) the convertible note payable in the principal amount of $100,000, which is in default as described in Note 4; and (iv) contingent royalty, milestone, license maintenance, and performance-based payments under the various biotechnology license, sublicense, and research agreements described in Notes 3 and 10, the timing and amount of which depend on the occurrence of contingent events. Following the closing of the Merger and the Spin-Out on April 24, 2026, certain of these commitments — including those relating to the GEAR Cell Therapy Platform and other biotechnology operations not included in the Spin-Out — continue to be obligations of the Company. In addition, following the closing of the Merger, the Company has assumed the cash commitments of Z Squared, including those associated with its digital asset mining operations.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates on an ongoing basis. Actual results could differ materially from these estimates under different assumptions or conditions. The Company considers an accounting estimate to be “critical” if (i) the estimate requires assumptions to be made that were uncertain at the time the estimate was made and (ii) different estimates that the Company reasonably could have used, or changes in those estimates that are reasonably likely to occur, could have a material effect on the Company’s financial position, results of operations, or cash flows. The following accounting estimates were critical to the historical financial statements of Coeptis Therapeutics Holdings, Inc. and its subsidiaries presented in this Quarterly Report:

Fair Value of Warrant Liabilities. The Company classifies its Public Warrants and Private Placement Warrants as derivative liabilities measured at fair value on a recurring basis, with changes in fair value recognized in the condensed consolidated statements of operations. The Private Placement Warrants are valued using a binomial lattice model, which is a Level 3 fair value measurement. The primary unobservable input is the expected volatility of the Company’s common stock. Changes in the expected volatility, the risk-free interest rate, or the underlying stock price could result in materially different fair value measurements. See Note 6 to the condensed consolidated financial statements.

Fair Value of Investments in Privately-Held Companies. The Company holds significant investments in equity securities of privately-held companies, recorded as investments on the condensed consolidated balance sheets at a carrying value of $13,159,346 at March 31, 2026. The Company applies the measurement alternative under ASC 321, recording these investments at cost less impairment, with adjustments for observable price changes in orderly transactions involving similar securities. The Company assesses these investments for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The assessment of whether impairment exists involves significant management judgment, including with respect to the financial condition and near-term business prospects of the investee, the duration and extent to which the fair value of the investment may have been less than cost, and the existence of observable transactions involving comparable securities. Changes in these judgments could result in materially different impairment conclusions. See Notes 9 and 13 to the condensed consolidated financial statements.

Share-Based Compensation. The Company estimates the fair value of granted option awards under ASC 718 using a Black-Scholes option pricing model, which requires inputs that involve management judgment, including share price, expected volatility, risk-free interest rate, dividend yield, and expected option term. The Company also accounts for modifications of share-based payment awards under ASC 718, including the option exchange program completed on February 5, 2026 (in which eligible employees exchanged out-of-the-money options for shares of restricted common stock and the original awards were treated as modified) and the option exercises completed during the period in which the Company received non-cash consideration in the form of shares of privately-held companies and shares of a publicly-traded third party. The measurement of fair value at the modification date involves significant management judgment, and changes in the assumptions used could result in materially different stock-based compensation expense. See Note 7 to the condensed consolidated financial statements.

Going Concern. As described in Note 2 to the condensed consolidated financial statements, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The going-concern conclusion involves significant management judgment with respect to, among other things, the Company’s projected cash flows and the likelihood of executing on management’s plans for additional financing. Changes in those projections or plans could result in materially different conclusions regarding the Company’s ability to continue as a going concern.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As described in the “Recent Business Combination” section of Item 2 of Part I of this Quarterly Report and in Note 17 to the accompanying condensed consolidated financial statements, on April 24, 2026, subsequent to the close of the period covered by this Quarterly Report, the Company completed the Merger with Z Squared and the related Spin-Out of substantially all of the Company's historical biopharmaceutical operations other than those conducted through GEAR Therapeutics, Inc. In connection with the closing of the Merger, the composition of the Company's executive officer team and board of directors changed substantially. The Company's current co-principal executive officers, David Halabu and Michelle Burke, and current principal financial officer, Brian Cogley, were appointed to their respective positions effective on or about April 24, 2026.

The Company’s management, with the participation of the Company’s current co-principal executive officers and current principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report. In conducting that evaluation, the Company’s current co-principal executive officers, neither of which were officers of the Company during the period covered by the Quarterly Report, and the current principal financial officer reviewed the Company’s historical disclosure controls and procedures as in effect during the period covered by this Quarterly Report, made inquiry of the personnel who had primary responsibility for the operation of such controls during such period, and reviewed relevant documentation, including the certifications of the Company’s prior principal executive officer and principal financial officer in connection with the Company’s prior periodic reports. Based on that evaluation, and subject to the inherent limitations of any system of controls described below, the Company’s current co-principal executive officers and current principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company notes, however, that the Merger and the Spin-Out, each completed on April 24, 2026 and described in the “Recent Business Combination” section of Item 2 of Part I of this Quarterly Report and in Note 17 to the accompanying condensed consolidated financial statements, will materially affect the Company's internal control over financial reporting in subsequent periods. The Company is in the process of integrating the accounting, treasury, custody, and operational systems of Z Squared and its subsidiaries — including those relating to digital asset custody, hash rate measurement, energy procurement, mining revenue recognition, and reporting of holdings of digital assets — into the Company's internal control over financial reporting framework, and the Company expects to make significant changes to that framework as a result of the Transactions and the change in the Company's principal business. The Company will report on the status of those changes, including any material weaknesses or significant deficiencies identified in connection with them, in its subsequent periodic reports.

Inherent Limitations on the Effectiveness of Controls

The Company’s management, including its current co-principal executive officers and current principal financial officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud. Any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of any control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations of any system of controls, no evaluation of controls can provide absolute assurance that all control issues and all instances of fraud, if any, have been detected.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as supplemented and superseded by the risk factors set forth in the “Risk Factors” section of the Company’s Registration Statement on Form S-4 (File No. 333-288329) declared effective by the Securities and Exchange Commission on December 23, 2025 (the “Registration Statement”), and as further updated by the risk factors set forth below. There have been material changes to the risk factors disclosed in the Annual Report as a result of (i) the completion on April 24, 2026 of the business combination (the “Merger”) with Z Squared, Inc., a Wyoming corporation (“Z Squared”), and the related spin-out (the “Spin-Out” and, together with the Merger, the “Transactions”) of substantially all of the Company’s historical biopharmaceutical operations other than those conducted through GEAR Therapeutics, Inc., each as described in the “Recent Business Combination” section of Item 2 of Part I of this Quarterly Report and in Notes 16 and 17 to the accompanying condensed consolidated financial statements; (ii) the resulting change in the Company’s principal business from the biopharmaceutical and technology business conducted by Coeptis Therapeutics Holdings, Inc. and its subsidiaries to the digital asset mining business now conducted through Z Squared and its subsidiaries; (iii) the change in the Company’s management team and board of directors; and (iv) certain new and pending strategic transactions and capital structure matters described below.

Incorporation by Reference of Risk Factors from the Registration Statement.

The risk factors set forth in the “Risk Factors” section of the Registration Statement, beginning on page 41 thereof, are incorporated by reference into this Quarterly Report on Form 10-Q, except as follows:

(a) The risk factors set forth under the caption “Risks Related to the Merger” in the Registration Statement no longer apply, as the Merger was completed on April 24, 2026.

(b) The risk factors set forth under the caption “Risks Related to Coeptis” in the Registration Statement that relate to the biopharmaceutical and technology businesses conducted through the Spin-Out Subsidiaries are no longer applicable to the Company, as those operations have been distributed to the Company’s stockholders in connection with the Spin-Out. Risks relating to the Company’s continuing interest in GEAR Therapeutics, Inc. (which was not part of the Spin-Out) remain applicable, as do the corporate-level and capital-structure risks set forth under the subheadings “Risks Related to Our Capital Requirements and Capital Structure” and “Risks Related to Our Organization and Structure.”

(c) The risk factors set forth under the caption “Risks Related to Z Squared” in the Registration Statement remain applicable in all material respects and describe the substantive operational, market, technological, and regulatory risks of the digital asset mining business now conducted by the Company. Investors are urged to read those risk factors carefully.

(d) The risk factors set forth under the caption “Risks Related to the Combined Company” in the Registration Statement remain applicable in all material respects, except as updated by the risk factors set forth below.

(e) The risk factors set forth under the caption “Risks Related to the Spin Out Transaction” in the Registration Statement should be read in light of the completion of the Spin-Out on April 24, 2026, but the risks relating to the tax characterization of the Spin-Out, the indemnification arrangements between the Company and the Spin-Out Subsidiaries, and the limitations on use of the Company’s net operating loss carryforwards described therein remain applicable to the Company.

The risk factors set forth below supplement, update, and (to the extent inconsistent) supersede the risks disclosed in the Annual Report and the Registration Statement.

Risks Related to the Completed Business Combination and the Resulting Change in Business

The Company’s historical financial statements do not reflect its current business and are not indicative of its future results.

The condensed consolidated financial statements as of and for the three months ended March 31, 2026 and 2025 included in this Quarterly Report reflect the historical operations of Coeptis Therapeutics Holdings, Inc. and its consolidated subsidiaries, comprising a biopharmaceutical and technology business, prior to the closing of the Transactions on April 24, 2026. As a result of the Merger and the Spin-Out, the Company’s principal business is now the digital asset mining operations conducted through Z Squared. Investors should not rely on the Company’s historical financial statements as indicative of the Company’s future results of operations, financial position, or cash flows. The Company’s financial statements in subsequent periods will reflect (i) under the reverse acquisition treatment described in Notes 1 and 17, the historical operations of Z Squared as the accounting acquirer, (ii) the disposition of the Spin-Out Subsidiaries, and (iii) the assets and liabilities of the Company (other than those of the Spin-Out Subsidiaries) recorded at their acquisition-date fair value. Pro forma financial information reflecting the Transactions is or will be set forth in the Company’s Current Report on Form 8-K reporting the completion of the Merger.

The Company has a new management team with limited experience operating the Company as a public company in the digital asset mining business.

Following the closing of the Merger, the Company’s executive officer team and board of directors were substantially replaced. The new executive officers are drawn principally from the management of Z Squared, which was a privately-held company prior to the Merger. Although the new management team has experience in the digital asset mining industry, the team has limited experience operating as the management of a publicly-traded company subject to the reporting, governance, and compliance requirements of the Securities Exchange Act of 1934, the rules and regulations of the SEC, the listing standards of The Nasdaq Stock Market, and the Sarbanes-Oxley Act. The integration of the new management team into the Company’s existing public-company reporting infrastructure, including its disclosure controls and procedures and internal control over financial reporting, may take time and may give rise to material weaknesses, deficiencies, or compliance failures that could adversely affect the Company’s ability to satisfy its reporting obligations on a timely basis, the accuracy of its financial reporting, and the trading price of its common stock.

The Company’s internal control over financial reporting may be inadequate as a result of the Transactions, the change in management, and the change in business.

The Company’s existing system of internal control over financial reporting was designed primarily for the biopharmaceutical and technology business conducted by Coeptis Therapeutics Holdings, Inc. and its subsidiaries prior to the Merger. As a result of the Transactions, the change in the Company’s principal business, the change in management, and the integration of Z Squared’s accounting, treasury, custody, and operational systems (including those relating to digital asset custody, hash rate measurement, energy procurement, and mining revenue recognition), the Company expects to make significant changes to its internal control over financial reporting in the periods following the closing of the Transactions. The Company may identify material weaknesses or significant deficiencies in its internal control over financial reporting as a result of these changes. Any failure to maintain effective internal control over financial reporting could result in material misstatements in the Company’s financial statements, loss of investor confidence, restrictions on the Company’s ability to access the capital markets (including its eligibility to use shelf registration statements on Form S-3), and adverse effects on the trading price of the Company’s common stock.

Substantial doubt about the Company’s ability to continue as a going concern, as identified in the Annual Report, continues to apply, and Z Squared’s historical financial statements have also reflected substantial doubt about its ability to continue as a going concern.

The Annual Report and the Company’s audited financial statements for the year ended December 31, 2025 contained an explanatory paragraph from the Company’s independent registered public accounting firm expressing substantial doubt about the Company’s ability to continue as a going concern. As disclosed in the Registration Statement, Z Squared’s historical financial statements have similarly reflected substantial doubt about Z Squared’s ability to continue as a going concern. Neither the Merger nor the Spin-Out, individually, has eliminated those concerns. The Company’s ability to continue as a going concern depends on its ability to achieve and sustain profitability in its digital asset mining business, generate cash flow from operations, and access the capital markets on acceptable terms. There is no assurance that the Company will be able to do so.

Risks Related to Pending Strategic Transactions

The Company’s pending acquisition of SkyCore would require the issuance of newly-designated Series B Convertible Preferred Stock with substantial liquidation preference and would result in significant additional dilution to holders of the Company’s common stock.

On April 29, 2026, the Company entered into a binding letter of intent (the “SkyCore LOI”) to acquire all of the membership interests of Skycore Digital LLC (“SkyCore”) in exchange for newly-designated Series B Convertible Preferred Stock (the “SkyCore Acquisition”). Under the SkyCore LOI, the consideration consists of Series B Convertible Preferred Stock with an $18 million base aggregate non-participating liquidation preference at closing, plus up to an additional $4 million of liquidation preference scaled on a pro rata basis based on additional megawatts of energized power capacity secured by SkyCore prior to closing (with the full $4 million payable upon securement of 18 megawatts), for maximum aggregate consideration of $22 million. The key terms of the Series B Convertible Preferred Stock contemplated by the SkyCore LOI include a $1,000 stated value per share; an 8% cash dividend or 10% payment-in-kind dividend, at the Company’s election; conversion at a 10% premium to the 20-day volume weighted average price of the Company’s common stock at signing of the definitive purchase agreement; a seven-year mandatory redemption; an annual holder put right beginning in year two, capped at 20% per year of the original holdings; and a $500,000 break-up fee payable by the Company. The parties have agreed to a 90-day exclusivity period. The SkyCore Acquisition is expected to close within 60 days following execution of a definitive purchase agreement, subject to customary closing conditions, including negotiation and finalization of definitive agreements, the filing of a Certificate of Designation establishing the rights, preferences, and privileges of the Series B Convertible Preferred Stock with the Delaware Secretary of State, and approval by the Company’s board of directors of the issuance and the terms of the Series B Convertible Preferred Stock. There can be no assurance that the SkyCore Acquisition will be consummated on the terms contemplated by the SkyCore LOI, or at all. If consummated, the issuance and outstanding presence of the Series B Convertible Preferred Stock would (i) subordinate the rights of holders of the Company’s common stock to the aggregate liquidation preference in the event of a liquidation, dissolution, or change of control, (ii) potentially dilute the voting and economic interests of common stockholders on conversion of the Series B Convertible Preferred Stock into common stock, (iii) impose cash dividend or payment-in-kind dividend obligations on the Company, (iv) subject the Company to substantial cash redemption obligations on the mandatory redemption date and on exercise of the annual holder put right, and (v) restrict the Company’s ability to issue other securities ranking senior to or pari passu with the Series B Convertible Preferred Stock or to take certain other corporate actions.

The Company faces meaningful execution and integration risk from the Transactions and the pending strategic transactions described above.

Concurrent integration of the Merger, the Spin-Out, the SkyCore Acquisition, and any other strategic transactions undertaken by the Company will place significant demands on management’s time and attention, operational and financial systems, and capital resources. Failure to successfully integrate these transactions could prevent the Company from realizing the anticipated benefits, divert management’s attention from existing operations, result in unforeseen liabilities or operational disruptions, and materially adversely affect the Company’s business, financial condition, and results of operations.

The Company has limited or no operating history in the power generation, data center development, and high-performance compute hosting businesses.

In addition to its existing digital asset mining operations, the Company has identified power generation, data center development, and high-performance compute (“HPC”) hosting as adjacent business lines for strategic expansion. The Company has limited or no operating history in any of these business lines, and the management expertise, capital resources, regulatory relationships, supplier relationships, and operational capabilities required to compete in these businesses differ materially from those required in the Company’s digital asset mining business. The Company may be unable to develop the necessary expertise internally, hire and retain qualified personnel with relevant experience, secure required regulatory approvals and counterparty relationships, or commit the levels of capital required to make any of these business lines successful. As a result, the Company’s expansion into these business lines may not generate the anticipated revenue or strategic benefits, may distract management from the operation of the existing digital asset mining business, and may materially adversely affect the Company’s business, financial condition, and results of operations.

Power generation, data center development, and HPC hosting are capital-intensive business lines that may require the Company to raise substantial additional capital on terms that are unfavorable or unavailable.

Each of power generation, data center development, and HPC hosting requires substantial capital investment for site acquisition, construction or build-out, equipment procurement, regulatory and permitting compliance, and ongoing operations. Power generation facilities and data centers, in particular, are characterized by long development cycles and significant capital commitments before revenue is generated. The Company may be required to raise substantial additional capital through equity issuances (which would dilute existing stockholders), debt financings (which would impose servicing obligations and restrictive covenants), project finance arrangements (which may pledge specific assets and constrain operational flexibility), joint ventures, or other arrangements. There can be no assurance that such capital will be available to the Company on acceptable terms, or at all. If the Company is unable to access sufficient capital, the Company may be required to scale back, delay, or abandon planned expansion into one or more of these business lines, which could materially adversely affect the Company’s business, financial condition, and results of operations.

The Company’s planned power generation business is subject to extensive federal and state regulatory requirements and exposure to volatile energy and commodity markets.

The development, ownership, and operation of power generation facilities in the United States are subject to extensive federal regulation by the Federal Energy Regulatory Commission (“FERC”) and the North American Electric Reliability Corporation (“NERC”), state regulation by public utility commissions, and a complex framework of environmental laws and regulations administered by the U.S. Environmental Protection Agency and state environmental agencies. Operation of generation assets within organized wholesale electricity markets, including the markets operated by ERCOT and other regional transmission organizations and independent system operators, exposes the Company to additional regulatory and market participation requirements. The Company’s planned power generation business will also be subject to material commodity-price exposure (including with respect to natural gas, fuel oil, and other inputs), wholesale electricity price volatility, transmission constraints, curtailment risk, weather-driven supply and demand imbalances, and forced-outage and equipment-failure risk. Any failure to obtain or maintain required regulatory approvals, comply with applicable environmental laws, or manage commodity-price and market-participation risks could materially adversely affect the Company’s power generation operations and the broader business.

The Company’s planned data center development business faces significant site, construction, permitting, and customer-acquisition risk, and competes against well-capitalized incumbents.

The development of data center facilities involves site identification and acquisition, securing adequate and reliable electric power capacity (which in many U.S. markets requires multi-year utility interconnection queues), water access for cooling, fiber and network connectivity, local and state permitting (including environmental review, water-use approvals, and zoning), construction of substantial physical infrastructure, and the procurement and integration of cooling, power distribution, fire suppression, and physical and cyber security systems. The Company’s data center development efforts will compete against established hyperscale cloud providers, dedicated colocation and data-center operators, and other digital infrastructure companies, many of which have substantially greater capital resources, longer operating histories, established customer relationships, dedicated development teams, and existing positions in scarce power and connectivity markets. The Company may not be able to secure adequate sites, power capacity, or financing on competitive terms, may experience cost overruns or construction delays, may be unable to attract sufficient hosting customers at acceptable pricing, and may face declining demand or pricing pressure as a result of overbuild in the industry.

The Company’s planned HPC hosting business is dependent on continued strong demand for artificial intelligence and machine learning compute capacity, access to scarce specialized hardware, and the ability to compete with established providers.

The Company’s planned high-performance compute hosting business is intended to serve customers requiring graphics processing unit (“GPU”), tensor processing unit, and other specialized compute capacity for artificial intelligence, machine learning, scientific computing, and similar workloads. This business line is subject to a number of specific risks, including: (i) the level and durability of customer demand for HPC capacity, which is presently driven substantially by demand for artificial intelligence and machine learning training and inference workloads and may decline or become more cyclical as the market matures; (ii) access to specialized hardware, which is currently constrained by the supply chain and allocation policies of a small number of dominant suppliers; (iii) the technical requirements of HPC hosting (including high power densities, liquid cooling, and high-bandwidth networking), which differ materially from the requirements of digital asset mining and conventional data center hosting and may require the Company to retrofit or purpose-build facilities to support HPC workloads; (iv) the credit risk, contract negotiating leverage, and customer concentration risk associated with large hyperscale and artificial-intelligence-focused customers; and (v) competition from established HPC and artificial intelligence hosting providers and the hyperscale cloud providers, many of which have greater scale, longer-standing customer relationships, and existing access to scarce hardware. The Company may not be able to compete effectively in this business line, and the financial returns from the business line may be lower than anticipated or may not be realized.

Concurrent pursuit of digital asset mining, power generation, data center development, and HPC hosting may strain the Company’s management, capital, and operational resources.

The Company’s strategic plan contemplates building integrated operations across digital asset mining, power generation, data center development, and HPC hosting. While these business lines are intended to be complementary in certain respects (for example, owned power generation can supply mining and data center operations, and existing mining infrastructure may, in certain cases, be repurposable for HPC hosting), the simultaneous pursuit of multiple distinct business lines will require the Company to allocate management attention, capital, and operational resources across competing demands. The Company’s failure to set appropriate priorities, allocate capital efficiently, identify and retain qualified personnel for each business line, develop the operational capabilities needed to support multiple business lines, or execute on each business plan could prevent the Company from achieving its strategic objectives in any of these business lines and could materially adversely affect the Company’s business, financial condition, and results of operations.

Risks Related to the Company’s Capital Structure

Holders of the Company’s common stock have experienced and may continue to experience significant dilution.

In connection with the closing of the Merger, the Company issued an aggregate of 43,877,497 shares of common stock to the former stockholders of Z Squared, increasing the Company’s outstanding shares of common stock from 6,553,996 at March 31, 2026 to 51,431,493 at May 12, 2026. This represents substantial dilution to the holders of the Company’s common stock prior to the Merger. Additional dilution may result from (i) the conversion of any Series B Convertible Preferred Stock issued in connection with the SkyCore Acquisition, (ii) sales of common stock under the Company’s existing Standby Equity Purchase Agreement (the “SEPA”), (iii) the issuance of bonus shares of common stock to Group 10 Holdings LLC pursuant to the Second Amendment to the consulting agreement between the Company and Group 10 Holdings LLC, (iv) the issuance of common stock under the Company’s 2025 Incentive Compensation Plan and any other equity plans of the Company, (v) the exercise of outstanding warrants (including legacy Public Warrants and Private Placement Warrants outstanding since the Company’s predecessor’s initial public offering in November 2020), (vi) the exercise of outstanding stock options, and (vii) the issuance of common stock in connection with any future financings, acquisitions, or strategic transactions. The market price of the Company’s common stock could decline as a result of any such dilution or anticipated dilution.

The Company’s common stock is subject to significant concentration of ownership, and a small number of stockholders may have the ability to influence matters submitted to the stockholders for approval.

Following the Merger, a substantial portion of the Company’s outstanding common stock is held by the former stockholders of Z Squared, including Group 10 Holdings LLC. Group 10 Holdings LLC is also entitled to receive an additional 200,000 shares of common stock pursuant to the Second Amendment to its consulting agreement with the Company in connection with the closing of the Merger. The concentration of ownership of the Company’s common stock may have the effect of (i) delaying, deferring, or preventing a change of control of the Company, (ii) influencing the outcome of matters submitted to the Company’s stockholders for approval, including the election of directors and significant corporate transactions, and (iii) discouraging unsolicited acquisition proposals or offers for the Company’s common stock that other stockholders may consider favorable.

Existing material warrants of the Company’s predecessor remain outstanding and may dilute holders of the Company’s common stock.

As of March 31, 2026, the Company had outstanding (i) 375,000 public warrants exercisable in the aggregate to acquire 187,500 shares of the Company’s common stock at an exercise price of $230.00 per share, issued in connection with the November 2020 initial public offering of Bull Horn Holdings Corp., the Company’s predecessor (the “Public Warrants”), and (ii) 187,500 private placement warrants exercisable in the aggregate to acquire 187,500 shares of the Company’s common stock at the same exercise price, issued to the sponsor and underwriters in that initial public offering (the “Private Placement Warrants”). Each of the Public Warrants and the Private Placement Warrants will expire by their terms in October 2027. Although the exercise prices currently exceed the trading price of the Company’s common stock, any future increase in the trading price above the exercise price could result in exercises and consequent additional dilution.

Risks Related to Tax and Regulatory Matters

The Company’s ability to utilize its net operating loss carryforwards may be substantially limited as a result of the Merger.

As of December 31, 2025, the Company (then Coeptis Therapeutics Holdings, Inc.) had significant net operating loss carryforwards for U.S. federal and state income tax purposes. The Merger constituted an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company’s ability to use its pre-Merger net operating loss carryforwards and certain other tax attributes to offset future taxable income will be substantially limited under Section 382, which could result in increased future tax liability and reduced cash flow. In addition, as discussed in the Registration Statement and in Notes 16 and 17, the Spin-Out was intended to be treated as a distribution under Section 301 of the Code, and any amount in excess of the Company’s earnings and profits will be applied against and reduce a holder’s basis in its common stock, with any amount in excess of basis treated as gain. The ultimate tax characterization of the Spin-Out, the related basis allocation, and the limitations on use of net operating loss carryforwards are subject to factual determinations and the application of complex tax rules, and the actual tax consequences to the Company and its stockholders may differ from those described in the Registration Statement.

The Company’s continued holding of GEAR Therapeutics, Inc. exposes the Company to regulatory, clinical, and intellectual property risks associated with the biopharmaceutical industry that are inconsistent with the Company’s principal business of digital asset mining.

The Company’s interest in GEAR Therapeutics, Inc. was not included in the Spin-Out and continues to be held by the Company following the Merger. As a result, the Company remains exposed to the regulatory, clinical, intellectual property, competitive, and capital-requirements risks associated with the biopharmaceutical industry, as further described under the captions “Risks Related to Coeptis – Related to the Development and Regulatory Approval of Our Product Candidates” and “Risks Related to Coeptis – Risks Related to Regulation” in the Registration Statement, to the extent those risks apply to the operations of GEAR Therapeutics, Inc. These residual biopharmaceutical risks are inconsistent with the Company’s principal business of digital asset mining and may result in the Company allocating management attention and capital to operations that are not aligned with the Company’s primary strategic focus.

The applicable filer status of the Company under SEC rules may change in future periods, which could increase the Company’s compliance costs and the timing requirements of its periodic reports.

The Company is currently a non-accelerated filer and smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934. If the aggregate worldwide market value of the Company’s common equity held by non-affiliates as of the last business day of the Company’s second fiscal quarter exceeds applicable thresholds in future periods, the Company may become an accelerated filer or large accelerated filer and may cease to qualify as a smaller reporting company. Such a change in filer status would, among other things, accelerate the Company’s periodic-report filing deadlines, impose auditor attestation requirements on the Company’s internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, and increase the Company’s compliance costs.

Additional Considerations.

The risk factors described above and incorporated by reference herein are not exhaustive. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, may also materially adversely affect the Company’s business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All prior sales of unregistered securities have been properly disclosed in prior SEC filing.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 14, 2026, the Board of Directors of the Company approved and adopted the Second Amended and Restated Bylaws of the Company (the "Second A&R Bylaws"), which became effective immediately. The Second A&R Bylaws amend and restate the Amended and Restated Bylaws of the Company as previously in effect (the "Prior Bylaws") solely to reflect the change in the Company's corporate name from "Coeptis Therapeutics Holdings, Inc." to "Z Squared Inc." effected in connection with the closing of the Merger. The Second A&R Bylaws did not amend, alter, or supplement any of the substantive provisions of the Prior Bylaws. A copy of the Second A&R Bylaws is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The foregoing description of the Second A&R Bylaws is qualified in its entirety by reference to the full text of the Second A&R Bylaws.

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted, modified, or terminated any 'Rule 10b5-1 trading arrangement' or any 'non-Rule 10b5-1 trading arrangement,' in each case as defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

3.1

Amended and Restated Certificate of Incorporation of Z Squared, Inc. (formerly Coeptis Therapeutics Holdings, Inc.) (incorporated by reference to Exhibit 3.1 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on November 3, 2022).

3.2

Amendment to Amended and Restated Certificate of Incorporation of Z Squared Inc. (formerly Coeptis Therapeutics Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 30, 2026)

3.3*	Second Amended and Restated Bylaws of Z Squared Inc.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of David Halabu, Co-Chief Executive Officer, and Co-Principal Executive Officer
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Michelle Burke, Co-Chief Executive Officer, and Co-Principal Executive Officer.
31.3*	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer and Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officers. Filed herewith.
32.2*	Section 1350 Certification of Principal Financial Officer. Filed herewith.
97.1	Z Squared Inc. (formerly Coeptis Therapeutics Holdings, Inc.) Clawback Policy (incorporated by reference to Exhibit 97 to Amendment No. 1 to the Form 10-K/A filed with the SEC on June 3, 2025).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z SQUARED INC.
Registrant

Date: May 15, 2026	By:	/s/ David Halabu
David Halabu
Co-Chief Executive Officer, Co-Principal Executive Officer
Date: May 15, 2026	By:	/s/ Michelle Burke
Michelle Burke
Co-Chief Executive Officer, Co-Principal Executive Officer

Date: May 15, 2026	By:	/s/ Brian Cogley
Brian Cogley
Chief Financial Officer, Principal Financial and Accounting Officer

