Form 10-Q
period 2026-06-30
Z Squared Inc.
filed 2026-08-13
CIK 1759186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock as of the latest practicable date was: 53,000,397 shares of $0.0001 par value common stock outstanding as of August 11, 2026.

Z Squared Inc.

FORM 10-Q

For the Quarter Ended June 30, 2026

PART I – FINANCIAL INFORMATION	1

Item 1.	Unaudited Financial Statements	1

Unaudited Condensed Consolidated Balance Sheets	1

Unaudited Condensed Consolidated Statements of Operations	2

Unaudited Condensed Consolidated Statements of Stockholders’ Equity	3

Unaudited Condensed Consolidated Statements of Cash Flows	4

Condensed Consolidated Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

SIGNATURES	39

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Z SQUARED INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
CURRENT ASSETS
Cash	$15,492,446	$1,402
Crypto assets	341	-
Prepaid assets	33,000	-
TOTAL CURRENT ASSETS	15,525,787	1,402

PROPERTY AND EQUIPMENT
Mining equipment, net	11,281,391	-

OTHER ASSETS
Co-development rights, net	450,000	-
Investments	320,543	-
Goodwill	106,932,241	-
TOTAL OTHER ASSETS	107,702,784	-
TOTAL ASSETS	$134,509,962	$1,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	1,382,047	-
Accrued expenses	524,387	-
Other current liabilities	120,120	120
TOTAL CURRENT LIABILITIES	2,026,554	120

LONG TERM LIABILITIES
Derivative liability warrants	-	-
TOTAL LONG TERM LIABILITIES	-	-
TOTAL LIABILITIES	2,026,554	120

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 10,000 designated as Series A, zero shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 53,000,397 and 43,877,497 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5,300	4,388
Additional paid-in capital	146,201,076	(2,663)
Accumulated deficit	(13,722,968)	(443)
TOTAL STOCKHOLDERS’ EQUITY - CONTROLLING INTERESTS	132,483,408	1,282
TOTAL STOCKHOLDERS’ EQUITY - NONCONTROLLING INTERESTS	-	-
TOTAL STOCKHOLDERS’ EQUITY	132,483,408	1,282
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,509,962	$1,402

See the accompanying notes to the condensed consolidated financial statements.

Z SQUARED INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUE
DOGE mining	$1,393,010	$-	$1,393,010	$-
LTC mining	190,475	-	190,475	-
Total revenue	1,583,485	-	1,583,485	-

COST OF REVENUE
Cost of revenue	2,191,923	-	2,191,923	-
Depreciation	1,157,509	-	1,157,509	-
Total cost of revenue	3,349,432	-	3,349,432	-

GROSS LOSS	(1,765,947)	-	(1,765,947)	-

COST OF OPERATIONS
Salary expense	272,852	-	272,852	-
Professional services expense	4,195,588	-	4,195,588	-
Loss on exchange of crypto assets	74,611	-	74,611	-
Unrealized loss on crypto assets	45	-	45	-
Amortization expense	118,664	-	118,664	-
Impairment loss	306,336	-	306,336	-
Stock based compensation expense	7,033,939	-	7,033,939	-
General and administrative expenses	16,879	-	16,909	-
Selling and marketing expense	9,739	-	9,739	-
Total cost of operations	12,028,653	-	12,028,683	-

LOSS FROM OPERATIONS	(13,794,600)	-	(13,794,630)	-

OTHER INCOME (EXPENSE)
Interest expense	(226)	-	(226)	-
Other income, net	81	-	81	-
Total other income (expense), net	(145)	-	(145)	-

LOSS BEFORE INCOME TAXES	(13,794,745)	-	(13,794,775)	-
Income tax benefit	-	-	-	-

NET LOSS	(13,794,745)	-	(13,794,775)	-
Less: Net loss attributable to non-controlling interests	(72,250)	-	(72,250)	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,722,495)	$-	$(13,722,525)	$-

Net loss per share attributable to common stockholders - basic and diluted	$(0.28)	$-	$(0.29)	$-

Weighted average number of common shares outstanding	49,758,736	43,877,497	46,834,363	43,877,497

See the accompanying notes to the condensed consolidated financial statements.

Z SQUARED INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					ADDITIONAL		TOTAL	NON-
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	CONTROLLING	CONTROLLING	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	INTEREST	INTEREST	EQUITY

BALANCE AT DECEMBER 31, 2024	-	-	43,877,497	4,388	(4,388)	(120)	(120)	-	(120)

Net loss	-	-	-	-	-	-	-	-	-

BALANCE AT MARCH 31, 2025	-	-	43,877,497	4,388	(4,388)	(120)	(120)	-	(120)

Net loss	-	-	-	-	-	-	-	-	-

BALANCE AT JUNE 30, 2025	-	-	43,877,497	4,388	(4,388)	(120)	(120)	-	(120)

BALANCE AT DECEMBER 31, 2025	-	-	43,877,497	4,388	(2,663)	(443)	1,282	-	1,282

Net loss	-	-	-	-	-	(30)	(30)	-	(30)

BALANCE AT MARCH 31, 2026	-	-	43,877,497	4,388	(2,663)	(473)	1,252	-	1,252

Business combination with Coeptis Therapeutics Holdings, Inc.	-	-	6,553,996	656	107,484,878	-	107,485,534	72,250	107,557,784

Spinout share distribution	-	-	1,000,000	100	(100)	-	-	-	-

Capital contribution - mining equipment	-	-	-	-	12,438,900	-	12,438,900	-	12,438,900

Shares issued for standby equity purchase agreement (“SEPA”)	-	-	1,302,806	130	15,418,709	-	15,418,839	-	15,418,839

Shares issued for services	-	-	242,514	24	3,552,189	-	3,552,213	-	3,552,213

Shares issued for conversion of note payable and accrued interest	-	-	23,584	2	275,224	-	275,226	-	275,226

Stock based compensation	-	-	-	-	7,033,939	-	7,033,939	-	7,033,939

Net loss	-	-	-	-	-	(13,722,495)	(13,722,495)	(72,250)	(13,794,745)

BALANCE AT JUNE 30, 2026	-	-	53,000,397	5,300	146,201,076	(13,722,968)	132,483,408	-	132,483,408

See the accompanying notes to the condensed consolidated financial statements.

Z SQUARED INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
OPERATING ACTIVITIES

Net loss	$(13,794,775)	$-
Adjustments to reconcile net loss to net cash used in operating activities
Noncash crypto assets received as revenue	(1,583,485)	-
Operating expenses paid with crypto assets	1,508,488	-
Depreciation of mining equipment	1,157,509	-
Amortization of co-development rights	118,664	-
Impairment of co-development rights	306,336	-
Stock based compensation	7,033,939	-
Shares issued for non-employee services	3,552,213	-
Shares issued for accrued interest	226	-
Loss on exchange of crypto assets	74,611	-
Unrealized loss on crypto assets	45	-
Changes in assets and liabilities, net of effects of reverse acquisition:
Prepaid assets	(33,000)	-
Accounts payable	932,047	-
Accrued expenses	524,387	-
NET CASH USED IN OPERATING ACTIVITIES	(202,795)	-

INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from shares issued for SEPA	15,418,839	-
Proceeds from note payable	275,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,693,839	-
NET INCREASE IN CASH	15,491,044	-
CASH AT BEGINNING OF PERIOD	1,402	-
CASH AT END OF PERIOD	$15,492,446	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock issued as consideration in reverse acquisition	$107,485,534	$-
Capital contribution of mining equipment	$12,438,900	$-
Common stock issued for conversion of note payable and accrued interest	$275,226	$-
Goodwill recognized in reverse acquisition	$106,932,241	$-
Investment and Co-Development Rights recognized in reverse acquisition	$745,543	$-
Financing Fee Payable assumed in reverse acquisition	$120,000	$-
Noncontrolling interest recognized in reverse acquisition	$72,250	$-
Milestone fee for license acquisition and included in accounts payable	$450,000	$-

See the accompanying notes to the condensed consolidated financial statements.

Z SQUARED INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

General. On April 24, 2026 (the “Closing” or the “Closing Date”), Z Squared Inc. (the “Company”), formerly known as Coeptis Therapeutics Holdings, Inc., completed the business combination contemplated by the Agreement and Plan of Merger, dated as of April 25, 2025 (the “Merger Agreement”), by and among the Company, CP Merger Sub Inc., a Wyoming corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Z Squared, Inc., a Wyoming corporation. At the effective time of the merger (the “Effective Time”), Merger Sub merged with and into Z Squared, Inc., which survived the merger as a wholly owned subsidiary of the Company and was renamed Z Squared OpCo Inc. (“OpCo”) (the “Merger”). In connection with the Closing, the Company changed its corporate name from “Coeptis Therapeutics Holdings, Inc.” to “Z Squared Inc.”

Nature of Business During the Period Covered. Following the Closing on April 24, 2026, the Company’s principal operations consist of crypto asset mining conducted through OpCo, focused on the generation of Dogecoin and Litecoin through merged mining using Scrypt-algorithm ASIC hardware across six facilities in North Carolina, South Carolina, and Iowa. The Company is also pursuing an expansion into artificial intelligence (“AI”) and high-density compute infrastructure and data center development, which activities were in a development stage during the period. Prior to the Closing, the Company’s operations consisted primarily of biopharmaceutical activities. The Company also continues to hold its interest in GEAR Therapeutics, Inc. (“GEAR”), which conducts the residual biopharmaceutical operations retained by the Company following the closing of the Merger.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, they include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows. The interim results are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Because the Merger was accounted for as a reverse acquisition, the accompanying condensed consolidated financial statements represent a continuation of the financial statements of OpCo. Accordingly, the assets and liabilities of the legal acquiree, Coeptis Therapeutics Holdings, Inc., were recognized at their acquisition-date fair values as of the Closing Date, while the historical assets, liabilities, and results of operations and cash flows prior to the Closing Date are those of OpCo. The historical equity of OpCo has been retroactively adjusted to reflect the shares of the Company’s common stock issued to the former securityholders of OpCo in the Merger, and share and per-share amounts for periods prior to the Closing have been restated accordingly. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of OpCo as of and for the years ended December 31, 2025 and the notes thereto included in the Company’s Current Report on Form 8-K/A filed with the SEC on June 1, 2026, rather than the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated balance sheet as of December 31, 2025 was derived from OpCo’s audited financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries, OpCo and GEAR. All material intercompany balances and transactions have been eliminated in consolidation. Noncontrolling interests represent the portion of the equity and results of GEAR not attributable to the Company and are presented separately within stockholders’ equity and in the condensed consolidated statements of operations.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company held $15,492,446 and $1,402 of cash and cash equivalents, respectively.

Crypto Assets – The Company’s crypto assets consist of Dogecoin and Litecoin received as consideration from its crypto asset mining operations and are accounted for in accordance with Accounting Standards Codification (“ASC”) 350-60, Crypto Assets. Crypto assets meet the criteria in ASC 350-60 for measurement at fair value, and accordingly are measured at fair value as of each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations. Fair value is determined using the quoted closing price of the respective crypto asset in the Company’s principal market as of the reporting date and is classified as a Level 1 measurement under ASC 820, Fair Value Measurement.

Revenue Recognition – The Company recognizes revenue from crypto asset mining from the provision of transaction verification services within crypto asset networks, commonly termed “cryptocurrency mining.” As consideration for these services, the Company receives crypto assets from each specific network in which it participates (“coins”). In accordance with ASC 606, mining proceeds are recognized as revenue when the mining activity is complete and the associated crypto assets are added to the blockchain, as the Company has transferred control of the validated transactions to the network. Revenue from crypto asset mining is measured based on the fair value of the coins received. Fair value is determined using the quoted price of the respective crypto asset in the Company’s principal market at the time of recognition and is classified as a Level 1 measurement under ASC 820, Fair Value Measurement. The coins are recorded on the condensed consolidated balance sheets as crypto assets at their fair value and re-measured at each reporting date. Revaluation gains and losses are included in the condensed consolidated statements of operations.

Cost of Revenues – Cost of revenues include the direct costs associated with cryptocurrency mining operations, including electricity and power usage, hosting fees, depreciation of mining equipment, mining pool fees, and other costs directly attributable to the generation of cryptocurrency rewards.

Employee and Non-Employee Share-Based Compensation – The Company applies ASC 718-10, Share-Based Payment, which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options, restricted stock units (“RSUs”), and other equity awards issued to employees and non-employees based on estimated fair values.

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

The Company estimates the fair value of granted option equity awards using a Black-Scholes option pricing model or, for awards containing market-based vesting conditions, a Monte Carlo simulation model. The option-pricing model requires a number of assumptions, of which the most significant are share price, exercise price, expected volatility, the risk-free interest rate, and the expected term. For awards with market-based vesting conditions, a Monte Carlo simulation is used to estimate fair value by simulating potential future share-price paths to determine the probability and timing of the vesting condition being satisfied. Expected volatility is estimated based on volatility of the Company. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations of the Company. The fair value of restricted stock units is determined based on the fair value of the Company’s common stock on the grant date.

Property and Equipment – Property and equipment are stated at cost, less accumulated depreciation. The mining equipment contributed by BSG Series CM LLC in the common control transfer described in Note 4 was recorded at the Transferor’s carrying amount as of the date of transfer, determined in accordance with U.S. GAAP, which represents its cost basis for purposes of subsequent depreciation.

Goodwill and Intangible Assets – In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is not amortized and is tested for impairment annually and upon the occurrence of a triggering event. Finite-lived intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During the six months ended June 30, 2026, the Company identified a triggering event requiring an interim goodwill impairment test; see Note 4 for further discussion.

Investments – The Company classifies its investments in accordance with ASC 321, Investments – Equity Securities. Investments in equity securities with readily determinable fair values are measured at fair value, with unrealized gains and losses recognized in net income. For equity securities without readily determinable fair values, the Company applies the measurement alternative, recording these investments at cost, adjusted for impairments or observable price changes from transactions involving similar securities.

Fair Value Measurements – The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts payable and other current liabilities approximate fair values due to the short-term nature of these instruments.

Earnings Per Share – The Company follows ASC 260 when reporting Earnings Per Share (“EPS”) resulting in the presentation of basic and diluted earnings per share. Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net income by the weighted average number of common shares outstanding, plus the effect of potentially dilutive securities, if any, using the treasury stock method. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

Recently Adopted Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 18, Segment Reporting in the Notes to Financial Statements.

In December 2023, the FASB also issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires public entities to measure in-scope cryptocurrency assets at fair value in the statement of financial position, and to recognize gains and losses from changes in the fair value of cryptocurrency in net income each reporting period. ASU 2023-08 will also require entities to provide certain interim and annual disclosures with respect to their cryptocurrency holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which the Company adopts the guidance. The Company adopted ASU 2023-08 on January 1, 2025. Because the Company did not acquire cryptocurrency assets until the 2nd quarter of 2025, there was no cumulative-effect adjustment upon adoption; however, the guidance changed the Company’s accounting for such assets on a prospective basis.

Recent Accounting Pronouncements Not Yet Adopted:

The following standards have been issued by the Financial Accounting Standards Board (“FASB”) but have not yet been adopted by the Company. The Company is evaluating each standard’s applicability to its operations and the potential impact, if any, on its consolidated financial statements.

ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses – In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disclose, in a tabular presentation within the notes to the financial statements, disaggregated information about specified categories of expense - purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion - included within each relevant expense caption presented on the face of the income statement. The amendments also require disclosure of the total amount of selling expenses and, in annual reporting periods, the entity’s definition of selling expenses. Amounts not separately disaggregated must be described qualitatively. The effective date was subsequently clarified by ASU 2025-01. The amendments are applicable to all public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, and the Company expects to adopt beginning with its annual period ending December 31, 2027 and its interim periods commencing in the first quarter of 2028.

ASU 2025-04 – Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer – In May 2025, the FASB issued ASU 2025-04, which clarifies the accounting for share-based payment awards granted by an entity as consideration payable to a customer in conjunction with the sale of goods or services. The amendments revise the definition of “performance condition” to explicitly address vesting conditions based on a customer’s volume or monetary amount of purchases, eliminate the policy election to account for forfeitures as they occur for service conditions, and clarify that the variable consideration constraint under Topic 606 does not apply to share-based consideration payable to a customer measured under Topic 718. The ASU is applicable for smaller reporting entities for fiscal years beginning after December 15, 2026 and should be adopted, if applicable, beginning the first quarter of 2027.

NOTE 3 – GOING CONCERN

In accordance with ASC 205-40, Presentation of Financial Statements-Going Concern, management evaluates at each reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

The Company has incurred net losses and has not achieved profitable operations. For the three and six months ended June 30, 2026, the Company incurred net losses attributable to common stockholders of $13,722,495 and $13,722,525, respectively, and as of June 30, 2026 had an accumulated deficit of $13,722,968. Following the Closing of the Merger on April 24, 2026, the Company commenced crypto asset mining operations through OpCo utilizing approximately 9,800 mining machines contributed by its controlling shareholder in a common-control transaction. The Company also continues to pursue its expansion into artificial intelligence and high-density compute infrastructure, which remained in a development stage during the period.

As of June 30, 2026, the Company had cash and cash equivalents of $15,492,446. Management has evaluated the Company’s liquidity and capital resources and concluded that its existing cash and cash equivalents are sufficient to fund the Company’s presently planned operating and capital requirements for at least twelve months from the date these condensed consolidated financial statements are issued. Accordingly, management concluded that the conditions described above do not raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s growth strategy includes the evaluation, and potential execution, of transactions to acquire powered land and data center capacity, and potential acquisitions of interests in businesses operating in this space, to support its artificial intelligence and high-density compute infrastructure initiatives (each, a “Powered Land Transaction”). This strategy will require substantial additional capital beyond the Company’s current cash resources. The amount and timing of such capital requirements will depend on the pace and scope of execution of this strategy, including the timing of site conversions, equipment procurement, and the closing of pending acquisitions. Management expects that it will need to raise additional capital through equity or debt financing, or a combination thereof, to fund the full execution of this strategy. There can be no assurance that such additional capital will be available on favorable terms, or at all. The Company’s inability to raise sufficient capital to fund this expansion could result in delaying, scaling back, or discontinuing aspects of its planned artificial intelligence and high-density compute infrastructure initiatives, but is not expected to affect the Company’s ability to fund its existing operations over the next twelve months as described above.

NOTE 4 – BUSINESS COMBINATION

On April 24, 2026, the Company completed the Merger. Immediately prior to the Merger, the Company completed a spin-off of substantially all of its legacy biopharmaceutical operations (the “Spin-Out”) to its stockholders of record, other than GEAR Therapeutics, Inc., which remained a subsidiary of the Company. In connection with GEAR Therapeutics remaining a subsidiary of the Company, the Spin-Out subsidiary received 1,000,000 shares of Company common stock and an option to acquire GEAR Therapeutics in the future at its then-fair market value.

Accounting Treatment

The Merger was accounted for as a business combination under ASC 805, Business Combinations, with OpCo treated as the accounting acquirer and the Company treated as the legal acquirer and accounting acquiree for financial reporting purposes. This determination was based on the following facts, each of which was confirmed as of the Closing:

●	OpCo’s former stockholders hold the largest voting interest in the combined company;

●	OpCo’s former stockholders have the ability to control the election and removal of the combined company’s directors and officers;

●	OpCo’s business comprises substantially all of the ongoing operations of the combined company following the Spin-Out; and

●	OpCo’s former Chief Executive Officer is the Chief Executive Officer of the combined company.

Because the assets retained by the Company following the Spin-Out met the definition of a business under ASC 805-10, the Merger was accounted for as a business combination, with the assets acquired and liabilities assumed recorded at fair value and any excess of consideration over net identifiable assets acquired recorded as goodwill. The contribution of cryptocurrency mining machines by BSG Series CM LLC, which occurred contemporaneously with the Merger, was evaluated separately from the business combination and accounted for in accordance with ASC 805-50, as described below.

Merger Consideration

At Closing, in exchange for their OpCo securities, OpCo securityholders received, in the aggregate, 43,877,497 shares of Company common stock, representing approximately 85% of the Company’s issued and outstanding common stock (the “Merger Consideration”).

The Merger Consideration is measured as the fair value of the Company’s common stock retained by the Company’s stockholders of record immediately prior to the Merger. Because OpCo was determined to be the accounting acquirer and the Company was determined to be the legal acquirer, the consideration transferred is measured based on the number of shares of Company common stock held by the Company’s pre-Merger stockholders, multiplied by the fair value per share of Company common stock as of the Closing date. This approach was used because the fair value of the Company’s publicly quoted stock is more reliably measurable than the fair value of OpCo’s privately held stock. On this basis, the consolidated financial statements reflect total consideration transferred of $107,485,534.

Because the Merger was accounted for as a reverse acquisition under ASC 805, the accounting consideration transferred differs from the legal form of the transaction. Although the Company legally issued shares to the former OpCo stockholders, for accounting purposes the consideration transferred is measured based on the fair value of the equity interests that OpCo is deemed to have issued to obtain control of the Company. Because the Company’s publicly traded common stock provided a more reliable measure of fair value than OpCo’s privately held equity, the Company used the quoted market price of its common stock on the Closing Date to measure the consideration transferred, which totaled $107,485,534.

Substantially all of the Company’s legacy operating assets and liabilities were distributed in the Spin-Out immediately prior to the Merger. Accordingly, the identifiable assets acquired and liabilities assumed in the business combination primarily consisted of the assets and liabilities presented below.

The following table summarizes the acquisition-date fair values of the identifiable assets acquired, liabilities assumed and noncontrolling interest recognized in the business combination. The excess of the consideration transferred over the fair value of the identifiable net assets acquired was recognized as goodwill.

Investments	$320,543
Co-development rights	425,000
Total assets acquired	745,543

Financing fee payable	120,000
Derivative liability warrants	_
Total liabilities assumed	120,000

Non-controlling interest	72,250
Goodwill	106,932,241
Total consideration	$107,485,534

Goodwill Impairment Assessment

During the three months ended June 30, 2026, the Company identified a triggering event with respect to its goodwill resulting from a decline in the Company’s stock price and market capitalization following the Merger. In accordance with ASC 350, management evaluated the relevant qualitative and quantitative factors and determined that a quantitative goodwill impairment test was necessary.

Consistent with the impairment testing sequence prescribed by U.S. GAAP, the Company assessed the recoverability of the long-lived assets prior to performing the goodwill impairment test (see Note 6).

The Company estimated the fair value using the Company’s market capitalization as of June 30, 2026, based on a closing stock price of $10.58 per share. The resulting estimated fair value of approximately $560.7 million exceeded the reporting unit’s carrying amount of approximately $134.5 million by approximately $426.2 million, or 317%. Accordingly, no goodwill impairment was recognized as of June 30, 2026.

Mining Machines

On April 25, 2025, the Company entered into an Asset-for-Share Exchange Agreement (the “Exchange Agreement”) with BSG Series CM LLC (“Transferor”), a South Carolina limited liability company. Pursuant to the terms of the Exchange Agreement, Transferor agreed to contribute certain computer equipment consisting of cryptocurrency mining machines (the “Assets”) to the Company upon the Closing of the Merger.

The Assets consisted of approximately 9,800 cryptocurrency mining machines. The mining machines did not constitute a business under ASC 805-10 and, accordingly, the transfer was accounted for separately from the Merger. Because the Transferor was controlled by the same controlling shareholder before and after the transfer, the transaction was accounted for as a transfer of assets between entities under common control in accordance with ASC 805-50.

Accordingly, the Company recognized the mining machines at the Transferor’s historical carrying amount on the date of transfer as contributed capital.

1,000,0000 shares issued (Spin – Out)

In connection with the Spin-Out, GEAR Therapeutics, Inc., in which the Company holds an 83% ownership interest, remained a subsidiary of the Company rather than being distributed with the Company’s other legacy biopharmaceutical operations. GEAR Therapeutics’ sole asset consists of certain co-development rights, which were independently fair valued at $425,000 in the aggregate. The remaining 17% non-controlling interest in GEAR Therapeutics was initially recorded at $72,250. GEAR Therapeutics recognized a loss of $425,000 during the period, of which $72,250 was attributed to the non-controlling interest, reducing its carrying value to $- in the accompanying consolidated financial statements.

As consideration for Spin-Out subsidiary’s foregone interest in GEAR Therapeutics, the Company issued 1,000,000 shares of Company common stock to Spin-Out subsidiary and granted Spin-Out subsidiary an option to acquire GEAR Therapeutics in the future for its fair market value at the time of exercise (the “GEAR Option”). The 1,000,000 shares were measured at fair value of $16,400,000, based on the Company’s closing stock price of $16.40 per share on the Closing date.

Because the shares were issued to Spin-Out subsidiary as part of the overall Spin-Out distribution to the Company’s pre-Merger stockholders, the issuance was accounted for as a distribution to owners rather than as consideration for the retained ownership interest in GEAR Therapeutics. Accordingly, the Company recorded the issuance as a reduction of additional paid-in capital (after giving effect to the par value of the common stock issued).

The fair value of the shares issued was determined based on the Company’s closing market price on the Closing Date. However, because the issuance represented a distribution to owners in connection with the Spin-Out, the fair value of the shares issued was not required to equal, and does not correspond to, the fair value of GEAR Therapeutics’ underlying net assets or co-development rights.

NOTE 5 – CRYPTO ASSETS

The Company receives Dogecoin (“DOGE”) and Litecoin (“LTC”) as revenue from its crypto asset mining operations, which commenced on the Closing Date. The Company’s crypto assets are accounted for in accordance with ASC 350-60, Crypto Assets, and are measured at fair value as of each reporting date, with changes in fair value recognized within cost of operations as unrealized loss on crypto assets. The fair value of the Company’s crypto assets is measured using the period-end closing price from the Company’s pricing source, CryptoCompare, in accordance with ASC 820, Fair Value Measurement, based on quoted prices in active markets (Level 1 inputs). The Company’s realized gains and losses on sales or exchanges are measured as the difference between the value of consideration received and the cost basis of the crypto assets sold or exchanged. The Company maintains custody of its crypto assets with Anchorage Digital, which also serves as the Company’s principal market and brokerage for crypto asset transactions.

The Company’s crypto asset holdings as of June 30, 2026 were as follows:

	Units	Cost Basis	Fair Value
Dogecoin	4,570	$376	$331
Litecoin	1	$10	$10
Total		$386	$341

The following table summarizes the activity in the Company’s crypto assets from the Closing Date through June 30, 2026:

Balance as of the Closing Date	$—
Revenue from mining activities	1,583,485
Operating expenses paid with crypto assets	(1,508,488)
Loss on exchange of crypto assets	(74,611)
Change in fair value of crypto assets	(45)
Balance as of June 30, 2026	$341

For the three and six months ended June 30, 2026, the Company recognized realized losses of $74,611 on dispositions of crypto assets and unrealized losses of $45 from changes in fair value.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Mining Equipment	Total
Cost
Balance, December 31, 2025	$—	$—
Additions	12,438,900	12,438,900
Disposals	—	—
Balance, June 30, 2026	12,438,900	12,438,900
Accumulated Depreciation
Balance, December 31, 2025	—	—
Depreciation	(1,157,509)	(1,157,509)
Disposals	—	—
Balance, June 30, 2026	(1,157,509)	(1,157,509)
Net book value, June 30, 2026	$11,281,391	$11,281,391

On the Closing Date, the Company acquired approximately 9,800 cryptocurrency mining machines from BSG Series CM LLC in the asset exchange described in Note 4. The mining equipment was recorded at the Transferor’s carrying amount as of the date of transfer, determined in accordance with U.S. GAAP, which represents its cost basis for purposes of subsequent depreciation. Depreciation commences when the assets are placed in service and is computed on a straight-line basis over the estimated useful lives of the assets, which the Company has determined to be two years for mining equipment.

The determination of the useful life of computing equipment requires assumptions about a range of computing industry market and economic factors, including required hashrates, technological changes, the availability of hardware and other inputs, and production costs. The Company reassesses the estimated useful lives of its mining equipment when indicators suggest that the productive life of the assets is longer or shorter than previously estimated.

For the three and six months ended June 30, 2026, depreciation expense was $1,157,509, which is included in cost of revenue in the condensed consolidated statements of operations. The Company held no property and equipment as of December 31, 2025.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment exists when the carrying value of an asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset, in which case the carrying value is adjusted to fair value. During the three months ended June 30, 2026, the Company identified a triggering event with respect to its mining equipment asset group, resulting from the temporary curtailment of mining operations in response to unfavorable cryptocurrency market conditions. In accordance with ASC 360-10-35, the Company first performed a recoverability test comparing the carrying value of the asset group to the sum of estimated future undiscounted cash flows. The Company then measured the fair value of the asset group using secondary market pricing data for comparable mining equipment. Because the estimated fair value exceeded the carrying value, no impairment loss was recognized for the period

NOTE 7 – INVESTMENTS

The Company holds equity investments in five privately held biotechnology companies that do not have readily determinable fair values. The Company has elected to measure these investments using the measurement alternative under ASC 321, under which the investments are carried at cost, less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. These investments were initially recorded at their acquisition-date fair values in connection with the Merger (see Note 4).

As of June 30, 2026, the aggregate carrying amount of these investments was $320,543. During the period from the Closing Date through June 30, 2026, the Company recognized no observable price changes requiring adjustment and no impairment with respect to these investments.

NOTE 8 – CO-DEVELOPMENT RIGHTS

The Company holds co-development rights relating to the GEAR™ Cell Therapy Platform and two associated product candidates, pursuant to an arrangement with Vy-Gen-Bio, Inc. (“Vy-Gen”). The platform and related product candidates are being developed for the treatment and diagnosis of certain hematologic cancers, including multiple myeloma, chronic lymphocytic leukemia, and acute myeloid leukemia. Vy-Gen is responsible for development activities under the direction of a joint steering committee, and the arrangement provides for a profit share between the parties upon commercialization.

In March 2025, the Company licensed the exclusive worldwide development and commercialization rights to the GEAR platform from Vy-Gen, having previously held limited co-development rights. Under the license agreement, the Company is obligated to pay performance-based fees, milestone payments, and royalties in future periods. During the second quarter 2026, the Company capitalized a milestone fee in the amount of $450,000 in connection with the transfer of the license. The milestone fee is included in the carrying amount of the Company's rights relating to the GEAR platform and is amortized over the estimated remaining useful life of those rights.

The co-development rights were acquired in the Merger and, in accordance with ASC 805, were recorded at their acquisition-date fair value of $425,000 as of the Closing Date. The carrying amounts and accumulated amortization recognized by the accounting acquiree, Coeptis Therapeutics Holdings, Inc., prior to the Closing Date are not reflected in the accompanying condensed consolidated financial statements. The co-development rights are amortized on a straight-line basis over their estimated useful life of two years.

Co-development rights consisted of the following as of June 30, 2026:

Co-development rights, at acquisition-date fair value	$425,000
Milestone fee capitalized upon license transfer	450,000
Less: accumulated amortization	(118,664)
Less: accumulated impairment	(306,336)
Co-development rights, net	$450,000

For the period from the Closing Date through June 30, 2026, amortization expense related to the co-development rights was $118,664. In June 2026, the Company determined that continued investment in development activities related to the co-development rights was not warranted at that time. This determination constituted a triggering event under ASC 360-10-35, Property, Plant, and Equipment – Subsequent Measurement, requiring the Company to test the co-development rights for recoverability. Management determined that the carrying amount of the GEAR-related rights was not fully recoverable and estimated the fair value of the rights to be approximately $450,000 based on the amount management expects to recover through a sale or licensing transaction. Accordingly, the Company recognized an impairment loss of $306,336 during the three and six months ended June 30, 2026, reducing the aggregate carrying amount of the GEAR-related rights to $450,000 as of June 30, 2026.

NOTE 9 – DERIVATIVE LIABILITY WARRANTS

At June 30, 2026, there were (i) 375,000 warrants (the “former Public Warrants”) outstanding that were issued as part of Bull Horn Holdings Corp.’s November 2020 initial public offering, exercisable in the aggregate to acquire 187,500 shares of the Company’s common stock at an exercise price of $230.00 per share, and (ii) 187,500 private placement warrants (the “Private Placement Warrants,” and together with the former Public Warrants, the “Warrants”) outstanding that were issued to the sponsor and underwriters in that initial public offering, exercisable in the aggregate to acquire 187,500 shares of the Company’s common stock at an exercise price of $230.00 per share. The number of Warrants and the related exercise price were adjusted for the Company’s 20-1 reverse stock split effective December 31, 2024. The Warrants were assumed in connection with the Merger and are accounted for as a continuation of the accounting acquiree’s instruments from the Closing Date. The Warrants expire on October 31, 2027.

Within ASC 815, Derivatives and Hedging, Section 815-40 addresses equity versus liability classification of equity-linked financial instruments and provides that such an instrument may be classified as a component of equity only if, among other criteria, it is indexed to the issuer’s own stock and the settlement amount does not vary based on the characteristics of the holder. The Private Placement Warrants are non-redeemable and are exercisable on a cashless basis for so long as they are held by the Sponsor, the Underwriters, or their permitted transferees; however, if a Private Placement Warrant is transferred to a holder other than the Sponsor, the Underwriters, or their permitted transferees, it becomes redeemable by the Company and exercisable only on the same basis as the former Public Warrants. Because the redemption and exercise terms of the instrument therefore differ depending on the identity of the holder, notwithstanding that the Warrants themselves are freely transferable, the Company concluded that the Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40, and are accordingly precluded from equity classification and required to be classified as liabilities in accordance with ASC 815-40.

The Warrants were assumed by the Company on the Closing Date and were measured at their acquisition-date fair value. As a result of the exercise price of the Warrants substantially exceeding the price of the Company’s common stock, the Warrants were valued at $- as of the Closing Date. During the period, the former Public Warrants ceased to meet the requirements for continued listing and are no longer publicly traded. As a result, a quoted market price for the former Public Warrants is no longer available, and their fair value was determined using a Black-Scholes valuation model. The former Public Warrants are valued using a Black-Scholes model that incorporates the $330.00 issuer call provision, and the Private Placement Warrants are valued using a Black-Scholes model that excludes the call provision, as the Private Placement Warrants are not subject to the call provision while held by their initial holders. Because the fair value of the former Public Warrants is determined using unobservable inputs, they were transferred from Level 1 to Level 3 of the fair value hierarchy during the period. The Private Placement Warrants were classified within Level 3 in all periods presented.

The following table provides quantitative information regarding the significant unobservable inputs used in the fair value measurement of the Warrants as of June 30, 2026:

June 30, 2026
Stock price	$10.58
Exercise price	$230.00
Price threshold (former Public Warrants)	$330.00
Expected term (years)	1.34
Expected volatility	32.5%
Risk-free interest rate	3.67%

The following table presents the changes in the fair value of the Warrants for the period from the Closing Date through June 30, 2026:

	Former Public Warrants	Private Placement Warrants	Total
Fair value at the Closing Date	$—	$—	$—
Change in fair value	—	—	—
Fair value at June 30, 2026	$—	$—	$—

As a result of the exercise price of the Warrants substantially exceeding the price of the Company’s common stock at both the Closing Date and June 30, 2026, the Warrants were fair valued at $- at each date. Accordingly, the Company recognized no gain or loss in respect of the change in fair value of the Warrants for the three and six months ended June 30, 2026.

NOTE 10 – CONVERTIBLE NOTE PAYABLE

On June 1, 2026, the Company issued a convertible promissory note (the “Note”) in the original principal amount of $275,000 to an unrelated third party. The Note bore interest at 1.0% per annum, calculated on the basis of a 365-day year and the actual number of days elapsed, and was scheduled to mature on July 1, 2026. The Company was permitted to prepay the Note in whole or in part at any time without premium or penalty.

At any time prior to payment in full, the holder could elect to convert all or any portion of the outstanding principal balance, together with all accrued and unpaid interest (the “Conversion Amount”), into shares of the Company’s common stock, and the Company could elect to convert the entire outstanding balance into shares of common stock upon written notice to the holder. The conversion price was equal to the lowest Nasdaq Official Closing Price of the Company’s common stock on any of the three trading days immediately preceding the conversion date. The number of shares issuable upon conversion equaled the Conversion Amount divided by the conversion price, with no fractional shares issued and the value of any fractional share paid in cash. Shares issuable upon conversion were not registered under the Securities Act and were issued as restricted securities.

The Company evaluated the conversion feature under ASC 815, Derivatives and Hedging. Because the Note required physical settlement of the conversion feature through the issuance of unregistered, restricted shares of the Company's common stock and did not provide for cash or net settlement, the Company concluded that the conversion feature did not meet the definition of a derivative and was not required to be bifurcated from the Note.

On June 30, 2026, the holder converted the entire outstanding balance of the Note. The Conversion Amount consisted of $275,000 of principal and $226 of accrued and unpaid interest, totaling $275,226, which converted at a conversion price of $11.67 per share into 23,584 shares of the Company’s common stock. Upon conversion, the Note was deemed satisfied and discharged in full, and no amounts remained outstanding under the Note as of June 30, 2026.

For the three and six months ended June 30, 2026, the Company recognized interest expense of $226 with respect to the Note. The conversion of the Note into common stock was a non-cash financing activity and is presented as a supplemental non-cash disclosure in the condensed consolidated statements of cash flows.

NOTE 11 – STOCKHOLDERS’ EQUITY

Authorized Capital. The Company is authorized to issue 160,000,000 shares of capital stock, consisting of 150,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2026 and December 31, 2025, the Company had 53,000,397 and 43,877,497 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued or outstanding. As described in Note 1, the number of shares of common stock outstanding for periods prior to the Closing Date has been retroactively adjusted to reflect the shares of the Company’s common stock issued to the former securityholders of OpCo in the Merger.

Common Stock Issued in Connection with the Merger. At the Closing Date, the shares of the Company’s common stock held by the Company’s pre-Merger stockholders (representing the equity interests deemed acquired by OpCo for accounting purposes in the reverse acquisition), totaling 6,553,996 shares, were recognized in stockholders’ equity at their acquisition-date fair value of $107,485,534, representing the consideration deemed transferred in the reverse acquisition described in Note 4.

Spin-Out Share Distribution. In connection with the Spin-Out, the Company issued 1,000,000 shares of common stock to the Spin-Out subsidiary as consideration for its foregone interest in GEAR. Because the shares were issued as part of the overall Spin-Out distribution to the Company’s pre-Merger stockholders, the issuance was recorded as a distribution, resulting in a reduction to additional paid-in capital equal to the par value of the shares issued and no net effect on total stockholders’ equity. See Note 4.

Capital Contribution – Mining Equipment. In connection with the transfer of assets between entities under common control described in Note 4, the Company recognized the cryptocurrency mining machines contributed by BSG Series CM LLC at the Transferor’s carrying amount of $12,438,900, with a corresponding increase to additional paid-in capital. No shares of common stock were issued on the date of contribution.

Standby Equity Purchase Agreement. In connection with the Merger, the Company assumed the Standby Equity Purchase Agreement (the “SEPA”) originally entered into on November 1, 2024 with YA II PN, Ltd. (“Yorkville”), pursuant to which the Company had the right to sell to Yorkville up to $20,000,000 of shares of its common stock, subject to the terms and conditions set forth therein. During the period from the Closing Date through June 30, 2026, the Company issued 1,302,806 shares of common stock under the SEPA for aggregate gross proceeds of $15,418,839. Following such issuance, the SEPA was terminated, and no shares remained issuable and no amounts were outstanding thereunder as of June 30, 2026.

Committed Equity Forward Purchase Agreement. On May 29, 2026, the Company entered into a Committed Equity Forward Purchase Agreement (the “Forward Purchase Agreement”) with LucentHash / Data Part Capital, a trading name of Translucent Matter Inc. (“Translucent Matter”), pursuant to which the Company had the right, but not the obligation, to require Translucent Matter to purchase up to $50,000,000 of shares of the Company’s common stock from time to time over an 18-month commitment period. The purchase price for each draw was 95% of the volume-weighted average price of the Company’s common stock over a five-trading-day pricing period, subject to a floor price of $5.00 per share, and aggregate issuances would have been limited by an exchange cap of 19.99% of the shares of common stock outstanding immediately prior to execution, unless stockholder approval was obtained under the applicable Nasdaq listing rules. The Company agreed to pay a commitment fee of $500,000, payable in shares of common stock in five equal installments at the closing of each of the first five draws, and was required to reserve 10,000,000 shares of common stock for issuance under the Forward Purchase Agreement. No draw notices were delivered and no shares of common stock were issued under the Forward Purchase Agreement, and no amounts were outstanding thereunder, as of June 30, 2026. Subsequent to June 30, 2026, the Company delivered written notice terminating the Forward Purchase Agreement. See Note 19.

Common Stock Warrants. The following table summarizes the Company’s common stock warrants outstanding, exclusive of the derivative liability warrants discussed in Note 9:

Warrants assumed in reverse acquisition	570,106
Warrants expired subsequent to Closing Date	(26,487)
Warrants outstanding at June 30, 2026	543,619

At June 30, 2026, the Company had 543,619 equity-classified warrants outstanding. The exercise prices of these warrants range from $12.00 to $59.40, with expiration dates ranging from July 2026 to January 2030.

Shares Issued for Services. During the period from the Closing Date through June 30, 2026, the Company issued 242,514 shares of common stock to non-employees in exchange for services rendered. The shares were measured at their fair value on the respective issuance dates, totaling $3,552,213, which was recognized in professional services expense in the condensed consolidated statements of operations.

Shares Issued Upon Conversion of Convertible Note. On June 30, 2026, the Company issued 23,584 shares of common stock upon the conversion of the outstanding principal balance of, and accrued interest on, a convertible promissory note, in the aggregate amount of $275,226. See Note 10.

Stock-Based Compensation. During the period from the Closing Date through June 30, 2026, the Company recognized $7,033,939 of stock-based compensation expense, which was credited to additional paid-in capital. See Note 12.

Preferred Stock. As of June 30, 2026 and December 31, 2025, no shares of preferred stock were issued or outstanding, and no dividends were declared or paid on any class of the Company’s capital stock during the periods presented.

Noncontrolling Interests. Changes in noncontrolling interests during the period are described in Note 13.

NOTE 12 – STOCK BASED COMPENSATION

2025 Incentive Compensation Plan.

The 2025 Plan was approved by the stockholders of the Company at the special meeting of stockholders held on January 30, 2026, and became effective on April 27, 2026. The 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, deferred stock awards, dividend equivalents, performance bonus awards, and other stock-based awards to employees, directors, non-employee directors, and consultants of the Company and its affiliates and subsidiaries. The 2025 Plan is administered by the Compensation Committee of the Board. The aggregate number of shares of Common Stock that may be issued or transferred pursuant to awards under the 2025 Plan may not exceed 15% of the number of shares of Common Stock issued and outstanding from time to time; the maximum number of shares deliverable upon exercise of incentive stock options is 300,000, subject to adjustment as provided in the 2025 Plan.

In connection with the adoption of the 2025 Plan, the Board approved forms of Stock Option Award Agreement, Restricted Stock Unit Award Agreement, and Restricted Stock Award Agreement to be used in connection with awards granted under the 2025 Plan.

RSUs:

	Number of shares	Weighted average grant date fair value
Non-vested as of January 1, 2026	—	$—
Granted	332,185	$14.92
Vested	(18,091)	$15.20
Forfeited	(49,341)	$15.20
Non-vested as of June 30, 2026	264,753	$14.84

For the three and six months ended June 30, 2026, the Company recognized $576,671 of expense related to restricted stock units. As of June 30, 2026, unrecognized compensation cost related to unvested service-based restricted stock units was $2,428,328, expected to be recognized over a weighted-average period of 1.23 years. Unrecognized compensation cost related to performance-based restricted stock units for which achievement of the performance condition was not considered probable as of June 30, 2026 was $1,199,994. As of June 30, 2026, non-vested restricted stock units consisted of 185,806 service-based RSUs and 78,947 performance-based RSUs.

Options:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual life	Aggregate intrinsic value
Options outstanding as of January 1, 2026	—	$—	$—	—	$—
Granted	800,000	$15.00	$12.65	10.00	$—
Forfeited	—	—	—	—	—
Options outstanding as of June 30, 2026	800,000	$15.00	$12.65	9.84	$—
Options exercisable as of June 30, 2026	—	$—	$—	—	$—

For the three and six months ended June 30, 2026, the Company recognized $6,457,268 of expense related to stock options. As of June 30, 2026, unrecognized compensation cost related to unvested stock options was $3,661,733, expected to be recognized over a weighted-average period of 0.12 years.

NOTE 13 – NONCONTROLLING INTERESTS

The Company holds an 83% controlling interest in GEAR Therapeutics, Inc., and the remaining 17% is held by noncontrolling interests. The Company acquired its interest in GEAR on the Closing Date in connection with the Merger; accordingly, GEAR’s results are included in the condensed consolidated financial statements as of April 24, 2026. GEAR is consolidated, and the portion of GEAR’s net loss and equity attributable to the noncontrolling interests is presented separately in the condensed consolidated statements of operations and within stockholders’ equity.

In connection with the Merger, the noncontrolling interest in GEAR was measured at its acquisition-date fair value of $72,250. See Note 4.

From the Closing Date through June 30, 2026, net loss attributable to the noncontrolling interests was $72,250, representing the noncontrolling interests’ 17% share of GEAR’s net loss for that period. The following table summarizes the changes in the noncontrolling interests for the period from the Closing Date to June 30, 2026:

Noncontrolling interests recognized at acquisition-date fair value	$72,250
Net loss attributable to noncontrolling interests	(72,250)
Noncontrolling interests, June 30, 2026	$—

NOTE 14 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, plus common stock equivalents outstanding during the period. Because the Company reported a net loss for the periods presented, the computation of diluted loss per share excludes the effect of common stock equivalents, as their effect would be anti-dilutive. Accordingly, diluted loss per share is equal to basic loss per share for all periods presented.

As described in Note 1, the Merger was accounted for as a reverse acquisition, and the weighted-average number of shares outstanding for periods prior to the Closing Date has been retroactively adjusted to reflect the share-exchange ratio established in the Merger Agreement.

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(13,794,745)	$—	$(13,794,775)	$—
Less: net loss attributable to noncontrolling interests	(72,250)	—	(72,250)	—
Net loss attributable to common stockholders	$(13,722,495)	$—	$(13,722,525)	$—
Denominator:
Weighted-average shares outstanding – basic and diluted	49,758,736	43,877,497	46,834,363	43,877,497
Net loss per share – basic and diluted	$(0.28)	$—	$(0.29)	$—

In periods with a reported net loss, the effect of stock options, warrants, unvested restricted stock units, and other potentially dilutive securities is excluded from the computation of diluted loss per share. There were no potentially dilutive securities outstanding as of June 30, 2025. Accordingly, only potentially dilutive securities outstanding as of June 30, 2026 are presented below. The following potentially dilutive securities were outstanding as of June 30, 2026 and were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive:

	June 30, 2026	June 30, 2025
Stock options	800,000	—
Unvested restricted stock units	185,806	—
Warrants	918,619	—
Total	1,904,425	—

NOTE 15 – INCOME TAXES

The Company computes its interim income tax provision using an estimated annual effective tax rate applied to year-to-date pre-tax results, adjusted for discrete items recognized in the period. For the three and six months ended June 30, 2026 and 2025, the Company recognized no income tax expense or benefit, primarily due to the full valuation allowance maintained against its deferred tax assets.

The Company’s deferred tax assets consist primarily of net operating loss carryforwards. The Company maintains a full valuation allowance against its deferred tax assets because, based on available evidence, it is more likely than not that those assets will not be realized in light of the Company’s history of losses and lack of sustained profitable operations. As a result, no income tax benefit has been recognized for the periods presented.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Paradox Data LLC Letter of Intent. On June 18, 2026, the Company entered into a binding letter of intent (the “Paradox LOI”) to acquire a 51% majority membership interest in Paradox Data LLC, a Florida limited liability company, for consideration consisting of shares of a newly designated series of Series A Convertible Preferred Stock with an aggregate initial liquidation preference of $5,000,000. Closing is conditioned on Paradox Data LLC holding specified technology, data, and intellectual property rights, land, and power capacity. The Paradox LOI also provides for the Company to receive up to an additional 25% membership interest, at no additional cost, if Paradox Data LLC does not timely satisfy a specified utility power interconnection milestone within three years of closing. The Paradox LOI is terminable by either party if definitive documentation is not executed by July 31, 2026, and provides for no break-up or termination fee. See Note 19, Subsequent Events, for further discussion.

Skycore Digital LLC. On April 28, 2026, the Company entered into a binding letter of intent to acquire 100% of the membership interests of Skycore Digital LLC, a North Carolina limited liability company, with the Skycore Sellers, an entity affiliated with Michelle Burke, the Company’s former Co-Chief Executive Officer. Subsequent to June 30, 2026, on July 9, 2026, the parties amended the letter of intent, effective as of June 30, 2026, to convert it to a non-binding expression of the parties’ present intentions, eliminate the Company’s $500,000 break-up fee exposure, and extend the drop-dead date to January 15, 2027; see Note 19, Subsequent Events. As of June 30, 2026, prior to the amendment, the Company’s obligations under the letter of intent, including the break-up fee, remained in effect. This matter is disclosed for transparency regarding a potential future related party transaction. See Note 17 for further related party disclosure.

GEAR Therapeutics Option. In connection with the Spin-Out described in Note 4, and in exchange for the Company retaining its subsidiary GEAR Therapeutics, Inc. on a post-Merger basis, the Company issued to Coeptis Holdings, Inc. (“CHI”), the entity to which the Company’s other biopharmaceutical operations were contributed in the Spin-Out and the equity of which was distributed to the Company’s pre-Merger stockholders, 1,000,000 shares of the Company’s common stock and executed and delivered to CHI an option agreement granting CHI a limited-time option, exercisable in its discretion, to acquire GEAR for the fair market value of GEAR at the time of exercise. The option becomes exercisable on October 24, 2026 and remains exercisable for a period of twenty-four months from that date. If CHI exercises the option, CHI is required to pay the Company the fair market value of GEAR determined at the time of exercise. Accordingly, the option does not provide CHI with the right to acquire GEAR at a discount to its fair market value. The Company concluded that no liability was required to be recognized for the option as of June 30, 2026.

Legal Matters. The Company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the Company’s condensed consolidated financial statements.

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company’s related parties during the six months ended June 30, 2026 and the year ended December 31, 2025 are described below.

BSG Series CM, LLC - Asset-for-Share Exchange Agreement. In connection with the Business Combination that closed on April 24, 2026, BSG Series CM, LLC (“BSG”), a South Carolina limited liability company, contributed a fleet of 9,800 ASIC miners to OpCo pursuant to the Second Amendment to the Amended and Restated Asset-for-Share Exchange Agreement, dated April 23, 2026.

BSG Distribution - Termination of Related Party Status. Immediately following the Closing, BSG held approximately 80% of the Company’s outstanding common stock. On April 30, 2026, BSG completed a pro rata distribution of 41,521,276 shares of the Company’s common stock to its members, for no monetary consideration. As a result of this distribution, BSG ceased to beneficially own any shares of the Company’s common stock and, based on the Company’s evaluation, ceased to be a related party of the Company effective April 30, 2026.

Accordingly, the Company’s related party disclosures for the six months ended June 30, 2026 reflect BSG as a related party only for the period from April 24, 2026 (Closing) through April 30, 2026.

SMSC Capital Holdings LLC - Chief Executive Officer’s Pre-Merger Equity Holding. David Halabu, the Company’s Chief Executive Officer, holds an interest in the Company’s common stock through SMSC Capital Holdings LLC (“SMSC”), an entity affiliated with Mr. Halabu. SMSC was a stockholder of OpCo prior to the Merger and, upon the Closing, received shares of the Company’s common stock in exchange for its OpCo shares on the same pro rata terms applicable to all other OpCo stockholders. The Company discloses this holding because of Mr. Halabu’s status as an executive officer and director.

Minting Dome, Inc. - Master Services Agreement. The Company’s ASIC mining fleet is hosted exclusively by Minting Dome Inc. pursuant to a Master Services Agreement (the “MSA”), under which Minting Dome provides hosting, electrical power (at $0.088 per kWh), internet connectivity, and on-site operational and maintenance services for the Company’s mining operations. The Company incurred $2,191,454 of hosting, maintenance, and other service fees related to the MSA during the period from the Closing Date to June 30, 2026.

Michelle Burke served as Co-Chief Executive Officer and a director of the Company from the Closing (April 24, 2026) through her resignation effective May 22, 2026. Prior to that period, Ms. Burke served as Chief Executive Officer of Minting Dome (July 2024 to April 2026). Ms. Burke’s overlapping executive roles with the Company and MDI cause MDI to be evaluated as a related party of the Company under ASC 850 for the periods during which that overlap existed. Following Ms. Burke’s resignation, the MSA remained in effect in accordance with its existing terms, and the Company continues to disclose the relationship given MDI’s role as the Company’s sole hosting provider and Ms. Burke’s history with both organizations.

Paradox Data, LLC. Jeffery Harris, the Company’s Chief Technology Officer, holds an indirect minority membership interest in Paradox Infrastructure LLC and a 24% membership interest in Paradox Energy, LLC, an affiliate entitled to receive a portion of the milestone consideration payable in connection with the proposed acquisition of Paradox Data, LLC. As a result, Mr. Harris has an indirect interest in the transaction of approximately $3.6 million if all milestones are achieved in full. The transaction was reviewed and approved as a related person transaction by the Audit Committee and the Board of Directors in accordance with the Company’s related person transaction policy. See Note 16, Commitments and Contingencies, and Note 19, Subsequent Events, for a description of the proposed transaction and its terms.

Skycore Digital LLC. MN Data Centers JV LLC, a party to the proposed acquisition of Skycore Digital LLC, is indirectly wholly owned by Minting Dome, Inc. (“MDI”), a related party of the Company as described above. Accordingly, the Skycore Sellers are being evaluated as related parties of the Company in connection with the proposed transaction. See Note 16, Commitments and Contingencies, and Note 19, Subsequent Events, for a description of the proposed transaction and its terms.

NOTE 18 – SEGMENT REPORTING

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”) in assessing performance and deciding how to allocate resources. The Company has identified its Chief Executive Officer as the CODM.

The Company operates as a single operating segment and a single reportable segment: Computing Infrastructure. Through this segment, the Company generates Dogecoin and Litecoin through merged mining using Scrypt-algorithm ASIC hardware across six facilities in North Carolina, South Carolina, and Iowa. Following the Merger, the Company continues to conduct residual biopharmaceutical operations through its majority-owned subsidiary, GEAR Therapeutics, Inc., which the Company does not intend to advance further, and has commenced expansion into artificial intelligence and high-density compute infrastructure, data center development, and power generation, which remained in a development stage during the period. Discrete financial information regarding these activities is not regularly reviewed by the CODM in assessing performance or allocating resources, and accordingly they do not constitute separate operating segments under ASC 280-10-50-1.

The CODM reviews financial information presented on a consolidated basis for purposes of assessing performance and allocating resources. The measure of segment profit or loss regularly reviewed by the CODM is consolidated net loss, as presented in the accompanying condensed consolidated statements of operations. The significant expense categories regularly provided to the CODM are the expense line items presented on the face of the condensed consolidated statements of operations, and no additional categories of segment expense are regularly provided to or reviewed by the CODM. Accordingly, there are no other segment items to report. Segment assets are equal to the Company’s consolidated total assets and were $134,509,962 and $1,402 as of June 30, 2026 and December 31, 2025.

The Company operated as a single operating segment and a single reportable segment for each of the three and six months ended June 30, 2026 and 2025.

NOTE 19 – SUBSEQUENT EVENTS

First Amendment to Skycore Digital LLC Letter of Intent

On July 9, 2026, the Company and the sellers of Skycore Digital LLC entered into a First Amendment to the binding letter of intent originally entered into on April 28, 2026, effective as of June 30, 2026. Pursuant to the First Amendment, the drop-dead date under the LOI was extended from June 30, 2026 to January 15, 2027, and may be further extended by mutual written agreement of the parties; the $500,000 break-up fee previously payable by the Company under the LOI was eliminated in its entirety; the exclusivity provisions of the LOI were terminated, and discussions between the parties are now non-exclusive; and the LOI, as amended, is non-binding except for certain surviving provisions relating to confidentiality, governing law, and dispute resolution, such that no party has any obligation to negotiate, execute definitive documentation, or consummate the Skycore Acquisition, and any party may terminate discussions at any time without liability. There can be no assurance that definitive documentation will be executed or that the Skycore Acquisition will be consummated on the terms set forth in the LOI, as amended, on different terms, or at all.

Termination of ATM Sales Agreement and Forward Purchase Agreement

On July 6, 2026, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with Roth Capital Partners, LLC, as sales agent, under which the Company could offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $300,000,000. On July 17, 2026, the Company terminated the ATM Sales Agreement, effective July 21, 2026, along with its Committed Equity Forward Purchase Agreement, dated May 29, 2026, with Translucent Matter Inc., under which the Company had the right, but not the obligation, to require the purchaser to purchase up to $50,000,000 of common stock. The termination of the Forward Purchase Agreement is effective August 17, 2026. No shares were sold and no proceeds were received under the ATM Sales Agreement, no draws were made or shares issued under the Forward Purchase Agreement, and no termination fee or penalty is payable under either agreement.

Paradox Data, LLC Membership Interest Purchase Agreement

On July 31, 2026, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with Paradox Infrastructure LLC (“Seller”) and Paradox Data, LLC (“Paradox Data”), pursuant to which the Company will acquire 100% of the outstanding membership interests of Paradox Data (the “Transaction”). This Transaction supersedes the binding letter of intent entered into on June 18, 2026 for the acquisition of a majority membership interest in Paradox Data, which the parties agreed to restructure as a full acquisition. At closing, Paradox Data’s assets will include a data center development site in El Dorado, Union County, Arkansas (the “Union County Campus”), together with the existing building, an electric service arrangement with Entergy Arkansas, LLC, and rights to acquire up to ten additional acres under an existing land contract.

At the closing of the Transaction, the Company will issue to Seller 5,000 shares of a newly designated series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred Stock”), with a stated value of $1,000 per share ($5,000,000 in the aggregate). Following closing, the Company will make additional milestone payments of up to $20,000,000 in the aggregate, payable in shares of Series A Preferred Stock to Seller and to Paradox Energy, LLC, an affiliate of Seller, upon the achievement of specified request-for-service and energization milestones of up to 150 MW of capacity. If all milestones are achieved, aggregate consideration under the MIPA would total $25,000,000 in stated value. No cash consideration is payable and no debt is being incurred in connection with the Transaction.

The Series A Preferred Stock accrues dividends at 8.0% per annum, payable quarterly in cash or in kind at the holder’s election, and is convertible into the Company’s common stock at a conversion price of $7.45 per share for shares issued at closing (with milestone shares convertible at a formula-based price), subject to customary adjustments and a mandatory conversion feature if the Company’s common stock trades at or above 250% of the applicable conversion price for 20 consecutive trading days. Shares issuable upon conversion are subject to a beneficial ownership cap of 19.99% of the Company’s outstanding common stock absent stockholder approval under Nasdaq Listing Rule 5635.

Closing of the Transaction is subject to customary conditions, including specified pre-closing asset and real property transfers to Paradox Data, and is expected to occur within 30 days of signing, with an outside date of September 30, 2026 (extendable to December 31, 2026 under specified circumstances). As of the date these condensed consolidated financial statements were issued, the Transaction had not closed, and there can be no assurance that it will be consummated on the terms described above, on different terms, or at all. See Note 17 for a description of Mr. Harris’s related party interest in the Transaction, which was reviewed and approved by the Audit Committee.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of MD&A Discussion

On April 24, 2026 (the “Closing” or the “Closing Date”), Z Squared Inc. (the “Company”), formerly known as Coeptis Therapeutics Holdings, Inc., completed the business combination contemplated by the Agreement and Plan of Merger, dated as of April 25, 2025 (as amended, the “Merger Agreement”), by and among the Company, CP Merger Sub Inc., a Wyoming corporation and wholly owned subsidiary of the Company (“Merger Sub”), and the company then-named Z Squared, Inc., a Wyoming corporation (such, transactions, the “Merger”). At the effective time of the merger, Merger Sub merged with and into the company then-named Z Squared, Inc., which survived the merger as a wholly owned subsidiary of the Company and was renamed Z Squared OpCo Inc. In connection with the Merger, the Company changed its corporate name from “Coeptis Therapeutics Holdings, Inc.” to “Z Squared Inc.”

Throughout this Quarterly Report on Form 10-Q, (this “Report”), other than the accompanying unaudited condensed consolidated financial statements (which use terms as defined therein), the Company and its business after the Merger (consisting of the registrant, Old Z Squared and its subsidiaries and GEAR Therapeutics, Inc.) are from time to time referred to as “we,” “us” or “our”; the Company and its business prior to the Merger (consisting of the registrant together with its then-subsidiaries Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc., Coeptis Pharmaceuticals, LLC, SNAP Biosciences, Inc., and GEAR Therapeutics, Inc.) are from time to time referred to as “Coeptis”; and the company named Z Squared, Inc. its business prior to the Merger is referred to as “Old Z Squared.”

Immediately prior to and in connection with the Merger, Coeptis effected a reorganization of its legacy biopharmaceutical operations, pursuant to which substantially all of the assets and liabilities comprising Coeptis’ biopharmaceutical business (other than those related to GEAR Therapeutics, Inc.) were assigned or contributed to Coeptis’ newly formed wholly-owned subsidiary, Coeptis Holdings, Inc. (“CHI”), in exchange for the issuance to Coeptis of 100% of the common stock in CHI, and the CHI common stock received by Coeptis was, immediately prior to the Merger, distributed on a pro rata basis to Coeptis’ shareholders of record existing as of January 2, 2026 (the “Spin-Out”).

Further, effective upon the closing of the Merger, pursuant to the Asset-For-Share Exchange Agreement between Old Z Squared and BSG Series CM, LLC, a South Carolina limited liability company (“BSG”), dated June 24, 2025 (as amended, the “Exchange Agreement”), BSG contributed, transferred, assigned and conveyed to the Company a fleet of approximately 9,800 ASIC mining machines (consisting primarily of Bitmain Antminer L7 and L9 units and ElphaPex DG1+ units) (the “Mining Assets”) and, in consideration therefor, the Company issued to BSG 43,877,497 shares of its common stock (the “Asset-for-Share Exchange”). Immediately after the Merger, BSG became our controlling shareholder, owning approximately 80% of our outstanding shares.

Prior to the closing of the Merger and the Spin-Out, the Company conducted its operations through its direct and indirect subsidiaries SNAP Biosciences, Inc. and GEAR Therapeutics, Inc. (each majority owned), and Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc., and Coeptis Pharmaceuticals, LLC (each wholly owned). As discussed above and in Notes 4, 16 and 17 to the accompanying condensed consolidated financial statements, on April 24, 2026 the Company effected the Spin-Out of Coeptis Therapeutics, Inc., Coeptis Pharmaceuticals, Inc., Coeptis Pharmaceuticals, LLC, and the Company’s 73% interest in SNAP Biosciences, Inc., and accordingly those entities are no longer subsidiaries of the Company. Following the closing of the Merger and the Spin-Out, the Company’s consolidated subsidiaries consist of Z Squared, Inc. (the Wyoming corporation that survived the Merger as a wholly-owned subsidiary of the Company) and its subsidiaries, and GEAR Therapeutics, Inc. (which was not part of the Spin-Out and remains a majority-owned subsidiary of the Company).

In connection with the Spin-Out, the Company retained its subsidiary GEAR Therapeutics, Inc. (“GEAR”), in consideration for the Company’s issuance or 1,000,000 shares of its common stock to CHI and (ii) granted CHI a limited-time option to acquire all of the outstanding equity interests of GEAR (the “GEAR Option”). Under the GEAR Option, CHI may, at its sole discretion, elect to purchase GEAR for a price equal to the fair market value of GEAR at the time of exercise. Fair market value is to be mutually agreed by the parties or, failing agreement, determined by a mutually acceptable independent valuation expert. The GEAR Option becomes exercisable on October 24, 2026, and remains exercisable for a period of twenty-four (24) months thereafter. The exercise price may be paid, at CHI’s election, in cash, in shares of the Company’s common stock, or in a combination of cash and shares. See Note 16 to the accompanying condensed consolidated financial statements for further information.

Pursuant to the Option Agreement, dated April 24, 2026, among Coeptis, CHI, and GEAR, entered into immediately prior to the Spin-Out, we are subject to certain negative covenants with respect to GEAR that restrict us from taking certain significant actions without the prior written consent of CHI, including liquidating or dissolving GEAR, amending its governing documents, issuing or redeeming GEAR’s equity, taking certain actions with respect to GEAR’s subsidiaries, entering into agreements with affiliates or agreements that are non-terminable by us or that are subject to payment or penalty upon termination, changing GEAR’s line of business, permitting GEAR to incur or guarantee any indebtedness, making loans or advances to GEAR, or selling, licensing, or encumbering GEAR’s assets.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 31, 2026 and 2025 represent the historical financial statements of Old Z Squared prior to the Merger and the Company, including the assets of Coeptis that were retained after the Merger and the Mining Assets acquired in connection with the Merger. Because the Merger was accounted for as a reverse acquisition, the accompanying unaudited condensed consolidated financial statements represent a continuation of the financial statements of Old Z Squared. The historical equity of Old Z Squared has been retroactively adjusted to reflect the shares of the Company’s common stock issued to the securityholders of Old Z Squared in the Merger, and share and per-share amounts for periods prior to the closing of the Merger have been restated accordingly. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Old Z Squared as of and for the years ended December 31, 2025 and 2024 and the notes thereto, the unaudited condensed consolidated financial statements of the Company as of March 31, 2026 and for the three month periods ended March 31, 2026 and 2025, the unaudited pro forma condensed combined financial information of the Company as of March 31, 2026 and for the three months ended March 31, 2026 and the year ended December 31, 2025, which are included in the Company’s Current Report on Form 8-K/A filed with the SEC on June 1, 2026. The condensed consolidated balance sheet as of December 31, 2025 was derived from Old Z Squared’s audited financial statements.

Investors are cautioned that the Company’s historical financial information presented in this Quarterly Report is not, for the reasons described above, comparable to the financial information that was presented in prior period periodic reports filed with the SEC and may not be indicative of the Company’s future financial results of operations or financial condition. For additional information regarding the Merger and related transactions, see Notes 4, 16 and 17 to the accompanying condensed consolidated financial statements included elsewhere in this Report.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to our future results, business strategy, plans and objectives, the expected benefits and timing of the Paradox transaction and any other potential acquisitions or expansion initiatives, our ability to successfully integrate the operations acquired in the Merger, the development and commercialization of artificial intelligence and high-density compute infrastructure, power generation and data center capacity, future capital requirements and financing plans, mining economics and performance, and anticipated results of operations, financial condition and cash flows. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “would,” “could,” “potential,” “future” and similar expressions are intended to identify forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of those assumptions could prove inaccurate, and we may not realize the results contemplated by such forward-looking statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plan. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements, except as required by applicable law. These and other statements that are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, those relating to: (i) the recently completed business combination (the “Merger”) with Z Squared, Inc., a Wyoming corporation, accounted for as a reverse acquisition, and the related spin-out of substantially all of our historical biopharmaceutical operations other than those conducted through GEAR Therapeutics, Inc.; (ii) the integration of the operations, accounting, treasury, custody and reporting systems of Z Squared into our existing reporting infrastructure and the change in our management team and board of directors; (iii) the volatility of cryptocurrency prices, mining economics (including hash rate, network difficulty, energy costs and transaction fees) and regulatory developments affecting crypto assets and crypto asset mining; (iv) our dependence on Minting Dome Inc. under the Master Services Agreement for substantially all of our mining operations; (v) our planned expansion into artificial intelligence and high-density compute infrastructure, power generation and data center development, and our limited operating history in those business lines; (vi) the pending acquisition of Paradox Data, LLC (including the related-person aspects of that transaction), the possibility that the transaction may not close on the contemplated terms or timeline or at all, and the risks that the Union County Campus may not achieve the contemplated capacity milestones or returns; (vii) the non-binding nature of the amended Skycore letter of intent and the uncertainty that any transaction with Skycore or with other potential acquisition targets will be pursued or consummated; (viii) our ability to raise the substantial additional capital that will be required to fund development of artificial intelligence and high-density compute infrastructure, data center development and power generation capabilities on acceptable terms, or at all; (ix) dilution to existing stockholders from the Merger, equity issuances under our incentive plans, outstanding warrants and any preferred stock or other securities issued in connection with the Paradox transaction or future financings or acquisitions; (x) the residual risks associated with our continuing interest in GEAR Therapeutics, Inc.; and (xi) the risks and uncertainties described under the caption “Risk Factors” in Part II, Item 1A of this Report, in the “Risk Factors” section of our Current Report on Form 8-K filed with the SEC on April 30, 2026, in the Company’s Registration Statement on Form S-4 (File No. 333-288329) declared effective by the Securities and Exchange Commission on December 23, 2025, and in our subsequent filings with the Securities and Exchange Commission.

Objective

The objective of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide users of our financial statements with the following:

●	A narrative explanation from the perspective of management of our financial condition, results of operations, cash flows, liquidity and certain other factors that may affect future results;

●	Useful context to the financial statements; and

●	Information that allows assessment of the likelihood that past performance is indicative of future performance.

Our MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2026 and 2025, included in Part I, Item 1 of this Report.

Company History

The Company was originally incorporated in the British Virgin Islands on November 27, 2018 under the name Bull Horn Holdings Corp. On October 27, 2022, Bull Horn Holdings Corp. domesticated from the British Virgin Islands to the State of Delaware. On October 28, 2022, in connection with the closing of the Company’s prior business combination with Coeptis Therapeutics, Inc., the Company changed its corporate name from Bull Horn Holdings Corp. to “Coeptis Therapeutics Holdings, Inc.” On April 24, 2026, in connection with the closing of the Merger and related transactions described above and in Notes 4, 16 and 17 to the accompanying condensed consolidated financial statements, the Company changed its corporate name from “Coeptis Therapeutics Holdings, Inc.” to “Z Squared Inc.”

Overview and Outlook

Our current revenue generating operations consist of cryptocurrency mining. Following the completion of the Merger and the Spin-Out on April 24, 2026, the Company’s principal business consists of crypto asset mining focused on the generation of Dogecoin and Litecoin through merged mining using Scrypt-algorithm ASIC hardware across six third-party facilities located in North Carolina, South Carolina, and Iowa. and growth opportunities and are currently focused on potential acquisitions of sites and power infrastructure assets to enable our planned artificial intelligence and high-density compute infrastructure, data center development and power generation capabilities.

The Company is party to a Master Services Agreement, dated July 26, 2025 (as amended, the “MSA”), with Minting Dome, pursuant to which Minting Dome is our exclusive provider of hosting services, electrical power, site infrastructure, remote monitoring, maintenance, and related operational support for all of our crypto asset mining operations. We own the mining hardware, while Minting Dome controls the day-to-day operations of the hardware and the details and manner of performing the services. See Part II, Item 1A, Risk Factors—Risks Related to Our Business—We are dependent on Minting Dome for our mining operations under a Master Services Agreement that grants Minting Dome substantial operational control and imposes significant restrictions on us, and the loss or impairment of this relationship could limit our access to our operating infrastructure and materially adversely affect our business, financial condition and results of operations.” We are currently evaluating the cost structure of our cryptocurrency mining operations and studying ways to limit the volatility of costs in our cryptocurrency mining operations.

During the quarter ended June 30, 2026, shortly following the Merger, our management team and board of directors have shifted our strategic growth focus toward the potential acquisition and development of artificial intelligence and high-density compute infrastructure, data centers and power generation capabilities. As part of this strategy, we are currently exploring or pursuing strategic expansion into related activities including (i) power generation, intended to provide cost-effective and stable energy supply for the Company’s mining operations and digital infrastructure initiatives and, where economically advantageous, sales of power into wholesale electricity markets; (ii) data center development, intended to support the Company’s digital infrastructure initiatives and, where market conditions warrant, to provide colocation services to third-party customers; and (iii) high-density compute infrastructure, intended to serve customers requiring graphics processing unit and other specialized compute capacity for artificial intelligence, machine learning, or similar workloads. Our activities in this area were in the early development stage during the three and six months ended June 30, 2026. We do not currently own or control and have not developed any site that is suitable for the foregoing expansion activities, have not obtained the permits that are or may be required and we have no hosting, colocation, or capacity agreements with customers. The Paradox transaction, described below, has not closed as of the date of this Report. We have limited or no operating history in artificial intelligence and high-density compute infrastructure, data center development or power generation, and there can be no assurance that we will implement this strategy successfully or at all. For a discussion of the risks associated with these expansion business lines, see Part II, Item 1A of this Report under “Risk Factors.”

On July 31, 2026, we entered into a Membership Interest Purchase Agreement with Paradox Infrastructure LLC (“Paradox”) to acquire 100% of the outstanding membership interests of Paradox Data, LLC, expanding a previously announced June 18, 2026 binding letter of intent that had contemplated a majority interest acquisition. The transaction is structured entirely as an equity issuance with no cash consideration or debt financing. At closing, we will issue Series A Convertible Preferred Stock with an aggregate stated value of $5.0 million, which is convertible into shares of our common stock at a fixed price of $7.45 per share, and up to an additional $20.0 million of Series A Convertible Preferred Stock that may be issued in the future upon achievement of specified development milestones at Paradox Data’s Union County Campus in El Dorado, Arkansas. The first milestone is tied to the initial energization of AI compute capacity at the existing site. The remaining milestones are linked to the achievement of aggregate site capacity thresholds of 50 MW, 100 MW, and 150 MW. Each of these capacity-based milestones is generally earned in two installments upon (i) receipt of binding requests for electric service for the incremental capacity and (ii) the subsequent energization of that capacity. Milestone payment obligations do not expire and remain outstanding until satisfied or waived. Paradox Data’s Campus currently has an electric service arrangement providing for up to approximately 8 MW. Closing is subject to customary conditions and is expected to occur within 30 days of signing, subject to an outside date of September 30, 2026 (extendable under certain circumstances to December 31, 2026). Our Chief Technology Officer holds an indirect interest in the seller and certain affiliates, and the transaction was approved by the Audit Committee and Board of Directors as a related-person transaction. See Note 19 to the accompanying condensed consolidated financial statements for addition information about the Paradox acquisition.

On July 9, 2026, the Company and the sellers of Skycore Digital LLC (“Skycore”) entered into a First Amendment to the binding letter of intent originally entered into on April 28, 2026, effective as of June 30, 2026 (the “LOI”). Pursuant to the First Amendment, the drop-dead date under the LOI was extended from June 30, 2026 to January 15, 2027, and may be further extended by mutual written agreement of the parties; the $500,000 break-up fee previously payable by the Company under the LOI was eliminated in its entirety; the exclusivity provisions of the LOI were terminated, and discussions between the parties are now non-exclusive; and the LOI, as amended, is non-binding except for certain surviving provisions relating to confidentiality, governing law, and dispute resolution, such that no party has any obligation to negotiate, execute definitive documentation, or consummate the Skycore Acquisition, and any party may terminate discussions at any time without liability.

There can be no assurance that the Paradox transaction will be consummated on the terms currently contemplated or at all or that any transaction with Skycore will be pursued or entered into. For a discussion of these proposed transactions and the risks associated with them, see Part II, Item 1A of this Report under “Risk Factors.”

Segments

Computing Infrastructure Segment

We operate as a single operating segment and a single reportable segment, Computing Infrastructure, which comprises our crypto asset mining operations, conducted through our wholly owned subsidiary, Z Squared OpCo Inc., together with our planned expansion into artificial intelligence and high-density compute infrastructure, data center development, and power generation. Our mining operations generate revenue through the mining of Dogecoin and Litecoin using merged mining and Scrypt-algorithm ASIC hardware, hosted across six third-party facilities located in North Carolina, South Carolina, and Iowa pursuant to a Master Services Agreement with Minting Dome Inc. These operations commenced on April 24, 2026, the Closing Date of the Merger. Our expansion into artificial intelligence and high-density compute infrastructure, data center development, and power generation is being pursued principally through the acquisition and conversion of existing sites and power infrastructure assets, and remained in a development stage during the three and six months ended June 30, 2026. Our efforts in this area include the Paradox Agreement described in Note 3 to the accompanying condensed consolidated financial statements, as well as non-binding and binding letters of intent with respect to other potential site acquisitions, including the Skycore LOI and the Paradox LOI described in Note 17. We do not expect these activities to generate revenue in the near term, and our ability to develop this business is subject to significant risks and uncertainties, including our ability to secure adequate financing, power capacity, and site control on acceptable terms. See “Our Results of Operations” below for a discussion of our financial results, and Note 18 to the accompanying condensed consolidated financial statements for segment information.

Following the Merger, we continue to conduct residual biopharmaceutical operations through our majority-owned subsidiary, GEAR Therapeutics, Inc., which we do not intend to advance further. These activities do not constitute a separate operating segment, as discrete financial information regarding them is not regularly reviewed by our chief operating decision maker. The following provides background on these retained operations.

In May 2021, Coeptis entered into two exclusive option agreements (the “CD38 Agreements”) relating to separate technologies designed to improve the treatment of CD38-related cancers (e.g., multiple myeloma, chronic lymphocytic leukemia, and acute myeloid leukemia) with Vy-Gen-Bio, Inc. (“Vy-Gen”), a majority-owned subsidiary of Vycellix, Inc., a Tampa, Florida-based private, immuno-centric discovery life science company focused on the development of transformational platform technologies to enhance and optimize next-generation cell and gene-based therapies, including T-cell and Natural Killer (NK) cell-based cancer therapies.

In connection with the Vy-Gen relationship and the Coeptis’ ownership in the two product candidates described above, in December 2021 Coeptis and Vy-Gen entered into a co-development and steering committee agreement. The co-development and steering committee agreement provides for the governance and economic agreements between the Company and Vy-Gen related of the development of the two Vy-Gen drug product candidates and the revenue sharing related thereto, including each company having a 50% representation on the steering committee and each company receiving 50% of the net revenues related to the Vy-Gen product candidates. Details of the co-development and steering committee agreement are summarized in the Company’s Current Report on Form 8-K dated December 27, 2021, including Exhibits 4.1 and 4.2 thereto.

In March 2025, Coeptis reached an agreement with Vy-Gen to successfully license the exclusive worldwide development and commercialization rights to the GEAR™ (Gene Edited Antibody Resistant) Cell Therapy Platform, representing a first-in-class approach to modifying potent cancer-targeting immune cells to optimize the likelihood of deep remission in patients with hematologic malignancies and other cancers. Coeptis had previously held limited co-development rights to GEAR.

Our Results of Operations

Revenue. We generate revenue from our crypto asset mining operations, conducted through our wholly owned subsidiary, Z Squared OpCo Inc., which mines Dogecoin and Litecoin through merged mining using Scrypt-algorithm ASIC hardware across six third-party facilities located in North Carolina, South Carolina, and Iowa. These operations commenced on April 24, 2026, the closing date of the Merger. We have not yet achieved profitability, and there remains uncertainty regarding our ability to generate sufficient revenue to cover our operating expenses and fund our business plan without additional capital.

Cost of Revenue. Cost of revenue consists of the direct costs of our mining operations, including electricity and power usage, hosting fees payable to Minting Dome Inc. under our master services agreement, mining pool fees, and depreciation of our ASIC mining fleet. We expect cost of revenue to fluctuate based on crypto asset prices, network difficulty, and the terms of our hosting arrangements.

Cost of Operations. Cost of operations consists primarily of professional services fees related to the Merger and our pending acquisitions, stock-based compensation associated with awards granted under our 2025 Incentive Compensation Plan, and salaries and related costs for personnel. Cost of operations also includes amortization of co-development rights, realized losses on the sale or exchange of crypto assets, unrealized losses arising from the remeasurement of the crypto assets we hold, and general and administrative and selling and marketing expenses. Professional services fees and stock-based compensation together represented substantially all of our cost of operations for the three and six months ended June 30, 2026. We expect that our general and administrative expenses will increase in the future as we build out corporate infrastructure to support our crypto asset mining operations and our planned expansion into artificial intelligence and high-density compute infrastructure. We also anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance, insurance, and investor relations expenses associated with operating as a public company following the Merger.

Amortization. Amortization expense consists of amortization of co-development rights and the capitalized milestone fee recognizing full transfer of the license agreement to GEAR. Management determined a two year useful life for the asset at the Closing Date of the reverse acquisition. The accompanying amortization expense reflects the period from the Closing Date to June 30, 2026.

Impairment. In June 2026, the Company determined that continued investment in development activities related to the co-development rights was not warranted at that time. This determination constituted a triggering event under ASC 360-10-35, Property, Plant, and Equipment – Subsequent Measurement, requiring the Company to test the co-development rights for recoverability. Management determined that the carrying amount of the GEAR-related rights was not fully recoverable and estimated the fair value of the rights to be approximately $450,000 based on the amount management expects to recover through a sale or licensing transaction. See Note 8 for further discussion.

Crypto Asset Losses. We recognize realized losses on the sale or exchange of crypto assets and unrealized losses arising from the remeasurement of crypto assets held at the end of each reporting period. These amounts will fluctuate with the market prices of Dogecoin and Litecoin and with the timing and volume of the crypto assets we sell or exchange, and we expect them to vary from period to period.

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Old Z Squared had no operations during the three and six months ended June 30, 2025, and our crypto asset mining operations commenced on April 24, 2026, the closing date of the Merger. Accordingly, the results discussed below reflect approximately 68 days of operations, no comparative amounts are presented for the 2025 periods, and period-over-period percentage changes are not meaningful. For the same reason, our results for the six months ended June 30, 2026 are substantially identical to our results for the three months then ended, differing only by $30 of general and administrative expenses incurred prior to the commencement of operations. The discussion below therefore addresses both periods together, and references to amounts apply to both periods except as otherwise noted.

Revenue

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
DOGE mining	$1,393,010	$—	$1,393,010	$—
LTC mining	190,475	—	190,475	—
Total revenue	$1,583,485	$—	$1,583,485	$—

We generated total revenue of $1,583,485, consisting of $1,393,010 from Dogecoin mining and $190,475 from Litecoin mining, representing 88% and 12% of total revenue, respectively. Because we mine Dogecoin and Litecoin through merged mining, both revenue streams are produced by the same deployed hash rate, and the relative contribution of each is a function of the block rewards and market prices of the two crypto assets during the period rather than of any allocation of our mining fleet between them.

Cost of Revenue

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cost of revenue (exclusive of depreciation shown separately below)	$2,191,923	$—	$2,191,923	$—
Depreciation	1,157,509	—	1,157,509	—
Total cost of revenue	$3,349,432	$—	$3,349,432	$—

Cost of revenue consists of electricity and power usage, hosting fees payable to Minting Dome Inc. under our master services agreement, mining pool fees, and other costs directly attributable to the generation of cryptocurrency rewards. Depreciation of our ASIC mining fleet is stated separately.

Cost of revenue, exclusive of depreciation, was $2,191,923, or 138% of total revenue, and depreciation was $1,157,509, resulting in total cost of revenue of $3,349,432, or 211% of total revenue. Our direct mining costs exceeded our mining revenue before giving effect to depreciation of our mining fleet.

Cost of Operations

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Salary expense	$272,852	$—	$272,852	$—
Professional services expense	4,195,588	—	4,195,588	—
Loss on exchange of crypto assets	74,611	—	74,611	—
Unrealized loss on crypto assets	45	—	45	—
Amortization expense	118,664	—	118,664	—
Impairment loss	306,336	—	306,336	—
Stock based compensation expense	7,033,939	—	7,033,939	—
General and administrative expenses	16,879	—	16,909	—
Selling and marketing expense	9,739	—	9,739	—
Total cost of operations	$12,028,653	$—	$12,028,683	$—

Total cost of operations was $12,028,653 for the three months ended June 30, 2026 and $12,028,683 for the six months then ended. Professional services expense of $4,195,588 and stock-based compensation expense of $7,033,939 together represented approximately 93% of our total cost of operations.

Professional services expense. Professional services expenses consisted of fees incurred in connection with the Merger, pending acquisitions, and other legal, accounting and other consulting fees incurred during normal course of business. We do not expect to incur professional services fees at this level in future periods to the extent these transactions are completed, although we expect to continue to incur significant professional fees associated with operating as a public company.

Stock based compensation expense. Stock based compensation expense of $7,033,939 related to awards granted under our 2025 Incentive Compensation Plan. As of June 30, 2026, there was $2,428,328 of unrecognized compensation cost related to unvested RSU awards, which we expect to recognize over a weighted-average period of 1.23 years, and $3,661,733 of unrecognized compensation cost related to unvested stock option awards, which we expect to recognize over a weighted-average period of 0.12 years.

Amortization expense of $118,664 was computed based on management’s estimated two year useful for the GEAR platform, reflecting the period from the Closing Date to June 30, 2026. The GEAR platform consists of co-development rights acquired in the reverse acquisition and the capitalized milestone fee upon full license transfer, in the amounts of $425,000 and $450,000, respectively. Upon the Company’s determination that further development of the co-development rights was not warranted at that time, the Company recognized a $306,336 impairment loss, resulting in a carrying value of $450,000 for the co-development options. Salary expense of $272,852 for the period from April 24, 2026 through June 30, 2026 and is not indicative of a full quarter of personnel costs. We recognized a realized loss of $74,611 on the exchange of crypto assets and an unrealized loss of $45 on crypto assets held at June 30, 2026.

Loss from Operations

Loss from operations was $13,794,600 for the three months ended June 30, 2026 and $13,794,630 for the six months then ended June 30, 2026.

Other Expense

Total other expense, net was $145 for both periods, consisting of interest expense of $226 partially offset by other income of $81. These amounts were not material to our results of operations.

Provision for Income Taxes

We recorded no provision for or benefit from income taxes for the three and six months ended June 30, 2026, despite incurring a loss before income taxes of $13,794,745 and $13,794,775, respectively. We have recorded a full valuation allowance against our net deferred tax assets because, based on the available evidence, we do not believe it is more likely than not that these assets will be realized.

Net Loss

Net loss was $13,794,745 for the three months ended June 30, 2026 and $13,794,775 for the six months ended June 30, 2026. Of these amounts, $13,722,495 and $13,722,525, respectively, were attributable to common stockholders, and $72,250 in each period was attributable to non-controlling interests in GEAR. Net loss per share attributable to common stockholders, basic and diluted, was $0.28 and $0.29 for the three and six months ended June 30, 2026, respectively.

Liquidity and Capital Resources

At June 30, 2026, the Company had cash of $15,492,446, compared to cash of $1,402 at December 31, 2025. At June 30, 2026, we had working capital of $13,499,233, consisting of current assets of $15,525,787 and current liabilities of $2,026,554. We had no outstanding debt, as the convertible promissory note issued during the three months ended June 30, 2026, along with accrued interest, was converted into shares of our common stock. See Note 10.

Our cash increased during the period as a result of $15,418,839 of proceeds from the issuance of common stock under the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). The SEPA has been fully utilized, and no further capital is available to us under that arrangement. Any additional capital would need to be raised through a new equity or debt financing arrangement.

We have evaluated our liquidity and capital resources and believe that our existing cash and cash equivalents are sufficient to fund our presently planned operating and capital requirements for at least twelve months from the date the condensed consolidated financial statements included in this Quarterly Report are issued.

Over the medium-term, our strategy to expand into artificial intelligence and high-density compute infrastructure, data center development and power generation is likely to require substantial additional capital for site acquisition and land control; utility deposits and interconnection work; substations and electrical distribution; transformers, switchgear, and backup power systems; cooling infrastructure; fiber and networking; buildings or modular data center infrastructure; security, fire suppression, and monitoring systems; engineering, permitting, and construction; and commissioning and initial site operations, among other things. The amount and timing of these capital requirements will depend on the pace and scope of execution of this strategy, including the timing of site conversions, equipment procurement, and the closing of pending acquisitions. We expect that we will need to raise additional capital through equity or debt financing, or a combination thereof, to fund the full execution of this strategy, and there can be no assurance that such capital will be available on favorable terms, or at all. Our inability to raise sufficient capital could result in delaying, scaling back, or discontinuing some or all aspects of these initiatives, but we do not currently expect this strategy to affect our ability to fund our revenue-generating existing operations over the next twelve months.

In assessing our future cash requirements, we note that a substantial portion of our operating costs during the period was settled other than in cash. Of our total cost of operations of $12,028,683 for the six months ended June 30, 2026, $3,552,213 was settled through the issuance of shares of common stock to service providers, $7,033,939 represented stock-based compensation, and $1,508,488 of operating expenses was paid using crypto assets received as mining revenue. In addition, our accounts payable and accrued expenses increased by $1,382,047 and $524,387, respectively, which includes the $450,000 milestone payment described above. We expect a greater proportion of our operating costs to be settled in cash in future periods.

Cash Flows

Six Months Ended June 30,	2026	2025
Net cash used in operating activities	$(202,795)	$—
Net cash provided by investing activities	—	—
Net cash provided by financing activities	15,693,839	—
Net increase in cash	$15,491,044	$—

Operating Activities. Net cash used in operating activities was $202,795 for the six months ended June 30, 2026, compared to our net loss of $13,794,775 for the same period. The difference was principally attributable to non-cash adjustments, including $3,552,213 of shares issued for non-employee services, $7,033,939 of stock-based compensation, $1,157,509 of depreciation of mining equipment, $306,336 of impairment loss related to the co-development rights, and $118,664 of amortization of co-development rights, together with $1,508,488 of operating expenses paid using crypto assets and net increases in accounts payable and accrued expenses of $1,456,434. Because so substantial a portion of our operating costs was settled other than in cash, our net cash used in operating activities for the period is not indicative of the costs, and potential cash requirements, of our operations in future periods.

Investing Activities. We had no cash flows from investing activities for the six months ended June 30, 2026. Our mining fleet, which had a net carrying value of $11,281,391 at June 30, 2026, was received as a non-cash capital contribution recorded at $12,438,900 rather than acquired for cash. The milestone fee related to the license transfer to GEAR, in the amount of $450,000, was supplemented as a non-cash disclosure in the condensed consolidated statement of cash flows as it had not been paid as of June 30, 2026.

Financing Activities. Net cash provided by financing activities was $15,693,839 for the six months ended June 30, 2026, consisting of $15,418,839 of proceeds from the issuance of common stock under the SEPA and $275,000 of proceeds from a note payable. The note payable, together with $226 of accrued interest, was subsequently converted into shares of our common stock.

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

Goodwill and Intangible Assets. Goodwill represents the excess of consideration transferred over the fair value of identifiable net assets acquired and arose in connection with the Company’s April 24, 2026 Merger, accounted for as a reverse acquisition under ASC 805-40, with OpCo treated as the accounting acquirer. As of June 30, 2026, the Company’s goodwill balance was $106,932,241.

In accordance with ASC 350-20, goodwill is not amortized but is tested for impairment at least annually, and more frequently if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value (a “triggering event”). The identification of reporting units, the assessment of whether a triggering event has occurred, and, if applicable, the determination of a reporting unit’s fair value each require significant management judgment and are subject to ongoing evaluation.

Management has determined that the Company operates as a single reporting unit, Computing Infrastructure, as of June 30, 2026, comprising the Company’s cryptocurrency mining operations, its data, computing and AI infrastructure operations, and the residual biopharmaceutical operations retained by the Company following the closing of the Merger. This determination required judgment regarding the level at which discrete financial information is available and reviewed by segment management, and the extent to which any operating segments share economic characteristics. The Company’s reporting units for goodwill impairment testing purposes under ASC 350-20 are determined independently of, and are not required to correspond on a one-to-one basis with, the Company’s reportable segment presented in accordance with ASC 280. All of the Company’s goodwill is allocated to the single Computing Infrastructure reporting unit. As the Company’s data, computing and AI infrastructure business remains in a development stage, management will continue to evaluate whether this business constitutes a separate reporting unit requiring a discrete allocation of goodwill, which could result in the identification of additional reporting units in future periods.

Management monitors a range of qualitative factors in assessing whether a triggering event has occurred under ASC 350-20-35-3C, including macroeconomic and industry conditions, cost factors, the Company’s overall financial performance, trends in the Company’s share price and market capitalization, and other entity-specific developments, including the Company’s ongoing expansion into artificial intelligence and high-density compute infrastructure. This evaluation is performed at each reporting period and involves significant judgment.

Based on this evaluation, management determined that a triggering event occurred during the second quarter of 2026 as a result of the decline in the Company’s stock price and market capitalization following the Merger, and performed a quantitative Step 1 goodwill impairment test for the Cryptocurrency Mining reporting unit as of June 30, 2026. Using the Company’s market capitalization as an indicator of the reporting unit’s fair value, management concluded that fair value exceeded carrying value, and no impairment was recorded.

Property and Equipment - Estimated Useful Lives of Mining Equipment. Property and equipment, consisting primarily of ASIC miners used in the Company’s crypto asset mining operations, was recorded at BSG’s carrying amount as of the date of transfer, determined in accordance with U.S. GAAP, which represents its cost basis for purposes of subsequent depreciation, and is depreciated on a straight-line basis over the estimated useful life of the underlying assets. As of June 30, 2026, mining equipment, net, represented $11,281,391.

Management estimates the useful life of its ASIC mining fleet to be two years. This estimate requires significant judgment, as it is driven primarily by technological obsolescence rather than physical wear and tear. In determining the appropriate useful life, management considers:

●	The rate of improvement in hash rate efficiency and power consumption of newly released mining hardware, which affects the point at which existing equipment becomes uneconomical to operate;

●	Network difficulty trends for the Dogecoin and Litecoin networks, which affect the profitability of a given unit of hash rate over time;

●	Observed secondary market resale values and liquidity for used ASIC equipment of comparable age and specification; and

●	Useful lives disclosed by other publicly traded crypto asset mining companies for comparable equipment, which range from approximately two to five years.

A change in any of these factors could result in a change in the estimated useful life of the Company’s mining equipment. A shortened useful life would accelerate depreciation expense in future periods, while an extended useful life would reduce depreciation expense but could also serve as an indicator requiring evaluation of whether the carrying value of the equipment is recoverable under ASC 360. Management periodically reassesses the appropriateness of this estimate, including in connection with its ongoing evaluation of potential impairment indicators affecting long-lived assets, and any change in estimate is accounted for prospectively in accordance with ASC 250.

Fair Value of Warrant Liabilities. The Company classifies its former Public Warrants and Private Placement Warrants as derivative liabilities measured at fair value on a recurring basis, with changes in fair value recognized in the condensed consolidated statements of operations. Both classes are valued using a Black-Scholes valuation model and are classified within Level 3 of the fair value hierarchy. The former Public Warrants ceased to meet the requirements for continued listing during the period and are no longer publicly traded; because a quoted market price is no longer available, they were transferred from Level 1 to Level 3 and are now valued using a model that incorporates the issuer call provision. The Private Placement Warrants are valued using a model that excludes the call provision, as those warrants are not subject to it while held by their initial holders. The primary unobservable input is the expected volatility of the Company’s common stock. As of June 30, 2026, the Warrants were valued at a de minimis amount, reflecting an exercise price substantially in excess of the price of the Company’s common stock. Changes in the expected volatility, the risk-free interest rate, or the underlying stock price could result in materially different fair value measurements. See Note 9 to the condensed consolidated financial statements.

Fair Value of Investments in Privately-Held Companies. The Company holds investments in equity securities of privately-held companies, recorded as investments on the condensed consolidated balance sheets at a carrying value of $320,543 at June 30, 2026. The Company applies the measurement alternative under ASC 321, recording these investments at cost less impairment, with adjustments for observable price changes in orderly transactions involving similar securities. The Company assesses these investments for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The assessment of whether impairment exists involves significant management judgment, including with respect to the financial condition and near-term business prospects of the investee, the duration and extent to which the fair value of the investment may have been less than cost, and the existence of observable transactions involving comparable securities. Changes in these judgments could result in materially different impairment conclusions. See Note 7 to the condensed consolidated financial statements.

Share-Based Compensation. The Company estimates the fair value of granted option awards under ASC 718-10 using a Black-Scholes option pricing model, which requires inputs that involve management judgment, including share price, exercise price, expected volatility, the risk-free interest rate, and the expected term. For awards containing market-based vesting conditions, fair value is estimated using a Monte Carlo simulation model, which simulates potential future share-price paths to determine the probability and timing of the vesting condition being satisfied. Expected volatility is estimated based on the volatility of the Company. The fair value of restricted stock units is determined based on the fair value of the Company’s common stock on the grant date. Changes in the assumptions used could result in materially different stock-based compensation expense. See Note 12 to the condensed consolidated financial statements.

Going Concern. As described in Note 2 to the condensed consolidated financial statements, management evaluates at each reporting period whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. Management has concluded that the Company’s existing cash and cash equivalents are sufficient to fund its presently planned operating and capital requirements for at least twelve months from the date the condensed consolidated financial statements are issued, and accordingly that substantial doubt does not exist. That conclusion involves significant management judgment with respect to, among other things, the Company’s projected cash flows, the anticipated amount and timing of operating and capital expenditures, and the pace at which management executes on planned initiatives. Separately, full execution of the Company’s artificial intelligence and high-density compute infrastructure strategy will require substantial additional capital beyond the Company’s current cash resources, which management expects to raise through equity or debt financing; there can be no assurance such capital will be available on favorable terms, or at all. Changes in those projections, plans, or capital availability could result in materially different conclusions regarding the Company’s ability to continue as a going concern in future periods.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Report. In conducting that evaluation, the Company’s principal executive officer and principal financial officer reviewed the Company’s historical disclosure controls and procedures as in effect during the period covered by this Report. Based on that evaluation, and subject to the inherent limitations of any system of controls described below, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

In connection with the Merger, completed on April 24, 2026, the operations of the Company, including the Mining Assets acquired in connection with the Merger, now constitute substantially all of our business. Management’s evaluation of disclosure controls and procedures as of the end of the period therefore reflects the post-combination control environment, including the integration of the accounting acquirer’s processes into the registrant’s disclosure controls and procedures. Prior to the Merger, Old Z Squared, the accounting acquirer was a private company and had not been subject to the internal control over financial reporting requirements under the Exchange Act. Following the closing of the Merger, management has been integrating the financial reporting processes and control environment of Old Z Squared with that of the registrant and designing and implementing internal controls appropriate for a public company reflecting our current business, including the accounting, treasury, custody, and operational systems of Old Z Squared and its subsidiaries - including those relating to crypto asset custody, hash rate measurement, energy procurement, mining revenue recognition, and reporting of holdings of crypto assets - into our internal control over financial reporting framework. These integration and implementation activities constitute changes in the registrant’s internal control over financial reporting during the quarter ended June 30, 2026 and, given the nature and complexity of the Merger and related transactions and the change in the Company’s principal business, these efforts may require further changes to our internal control over financial reporting framework in future periods.

Except for the changes resulting from the Merger and related transaction, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company notes, however, that the Merger and the Spin-Out, each completed on April 24, 2026 and described in Note 4 to the accompanying condensed consolidated financial statements, will materially affect the Company’s internal control over financial reporting in subsequent periods. The Company is in the process of integrating, and the Company expects to make significant changes to that framework as a result of the Transactions and the change in the Company’s principal business. The Company will report on the status of those changes in its subsequent periodic reports.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in the “Risk Factors” section of the Company’s Current Report on Form 8-K files with the SEC on April 30, 2026 (the “Merger 8-K”), the “Risk Factors” section of the Company’s Registration Statement on Form S-4 (File No. 333-288329) declared effective by the Securities and Exchange Commission on December 23, 2025 (the “Registration Statement”), and as further updated by the risk factors set forth below. There have been material changes to the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”) as a result of (i) the completion on April 24, 2026 of the Merger and related transactions, each as described elsewhere in this Report and in Notes 4, 16 and 17 to the accompanying condensed consolidated financial statements; (ii) the resulting change in the Company’s principal business from the biopharmaceutical and technology business conducted by Coeptis Therapeutics Holdings, Inc. and its subsidiaries to the crypto asset mining business now conducted through Z Squared and its subsidiaries; (iii) the change in the Company’s management team and board of directors; and (iv) certain new and pending strategic transactions and capital structure matters described below.

Incorporation by Reference of Risk Factors from the Merger 8-K and Registration Statement.

The risk factors set forth in the “Risk Factors” section of the Merger 8-K (beginning on page 18 thereof) and the Registration Statement (beginning on page 41 thereof) are incorporated by reference in their entirety into this Report, as updated herein, except that the risk factors set forth under the caption “Risks Related to Coeptis” in the Registration Statement that relate to the biopharmaceutical and technology businesses conducted through the Spin-Out Subsidiaries are no longer applicable to the Company, as those operations have been distributed to the Company’s stockholders in connection with the Spin-Out. Risks relating to the Company’s continuing interest in GEAR Therapeutics, Inc. (which was not part of the Spin-Out) remain applicable.

The risk factors set forth below supplement, update, and (to the extent inconsistent) supersede the risks disclosed in the 2025 Annual Report, the Merger 8-K and the Registration Statement.

Risks Related to Our Business

We are dependent on Minting Dome for our mining operations under a Master Services Agreement that grants Minting Dome substantial operational control and imposes significant restrictions on us, and the loss or impairment of this relationship could limit our access to our operating infrastructure and materially adversely affect our business, financial condition and results of operations.

All of our crypto asset mining operations are conducted exclusively under a Master Services Agreement dated July 26, 2025 (as amended, the “MSA”) with Minting Dome Inc. (“Minting Dome”). Under the MSA, Minting Dome is our sole and exclusive provider of hosting services, electrical power, site infrastructure, remote monitoring, maintenance, and related operational support across all of our facilities. We own the mining hardware, but the MSA expressly provides that Minting Dome has sole responsibility for supervising, controlling, and directing the details and manner of performing the services, and that we have no right to instruct, supervise, control, or direct those details. Services are provided pursuant to high-level statements of work and our general direction, but operational methods remain under Minting Dome’s control.

The MSA further restricts our practical ability to oversee or influence day-to-day operations. Our physical access to the miners is limited: we must provide at least 72 hours’ prior notice, be accompanied by a Minting Dome representative, refrain from interfering with operations, and obtain Minting Dome’s written approval, which it may withhold, delay, or condition in its sole discretion to protect security and operational integrity. Minting Dome also has sole discretion over the selection of its personnel and contractors and may freely subcontract any of its obligations. The MSA contains an exclusivity covenant that prohibits us from engaging any other provider for the same or similar services during the term. In addition, the applicable statement of work permits Minting Dome to increase its fees upon 15 days’ prior written notice in the event of increases in its operational costs or expenses, and we are required to reimburse reasonable out-of-pocket expenses.

The initial term of the MSA is three years from its effective date, with no automatic renewal provision stated in the agreement. If the MSA is terminated (including for our non-payment or other defaults), is not renewed at the end of the term, or if Minting Dome is unable or unwilling to perform its obligations for any reason, we would lose access to our entire operating infrastructure and would be unable to continue mining operations. Even short of termination, Minting Dome’s broad operational discretion, combined with our limited access and control rights and the exclusive nature of the arrangement, means that decisions regarding the method and manner of hosting, maintenance, uptime management, cost structure, and related activities are largely outside our direct control. Any failure by Minting Dome to perform adequately, any increase in its costs or fees, any exercise of its discretion in a manner adverse to our interests, or any dispute regarding operational matters could materially and adversely affect our uptime, hash rate, costs, and overall results of operations.

Because we currently have no alternative hosting, power, or infrastructure arrangements in place, the concentration of operational control and the contractual restrictions described above create a single point of failure for our entire business. Any adverse development in our relationship with Minting Dome, including changes in its financial condition, operational capabilities, priorities, or willingness to continue the arrangement on existing or acceptable terms, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our relationship with Minting Dome has involved related-party considerations, which could give risk to perceptions of conflicts of interest.

Michelle Burke, who previously served as Co-Chief Executive Officer and a director of the Company while simultaneously serving as Chief Executive Officer and a director of Minting Dome, resigned from all positions with the Company effective May 22, 2026. Notwithstanding her resignation, the MSA remains in effect. Any actual or perceived conflicts arising from the historical dual roles, residual commercial relationship, or any future disputes under the MSA could adversely affect the relationship and our operations and could give rise to negative market perceptions about the alignment of interests between our management team and our shareholders.

BSG Series CM, LLC, the entity from which we acquired our entire mining fleet, was our controlling stockholder immediately after the business combination and is a named defendant in SEC enforcement proceedings.

Pursuant to the Exchange Agreement, BSG Series CM, LLC (“BSG”) contributed approximately 9,800 ASIC miners to us in exchange for a substantial equity interest, in a transaction that was accounted for as a related party transaction between entities under common control. Immediately following the closing of the Merger on April 24, 2026, BSG beneficially owned approximately 80% of our outstanding common stock. On or about April 30, 2026, BSG distributed those shares pro rata to its members. An affiliate of BSG is a named defendant in Securities and Exchange Commission v. David Feingold, et al., Case No. 1:25-cv-20436-DPG (S.D. Fla.), and is subject to regulatory monitoring and oversight pursuant to court orders. Although BSG no longer beneficially owns shares, our historical relationship with BSG, the low cost basis of the shares distributed to its former members, and the ongoing enforcement action could expose us to reputational harm, regulatory inquiries, or adverse court orders affecting the shares or our capital structure.

Risks Related to the Completed Business Combination and Changes in Our Business

The Company’s historical financial statements filed with prior periodic reports and other SEC filings do not reflect its current business and are not indicative of its future results.

The condensed consolidated financial statements included in this Report have been prepared under the reverse acquisition method of accounting pursuant to ASC 805-40. Old Z Squared is the accounting acquirer and the accounting predecessor. Accordingly, the historical financial statements presented herein are those of Old Z Squared and its consolidated subsidiaries, and not the historical biopharmaceutical operations of Coeptis Therapeutics Holdings, Inc. Prior to the closing of the Business Combination on April 24, 2026, Old Z Squared had limited operating history and essentially no material mining operations. The Company’s primary operating assets—the fleet of approximately 9,800 ASIC miners—were contributed by BSG Series CM, LLC only upon closing of the Merger pursuant to the Amended and Restated Asset-For-Share Exchange Agreement. As a result, the historical financial statements of the accounting acquirer do not reflect a meaningful period of crypto asset mining operations and are not indicative of the Company’s future results of operations, financial position, or cash flows.

In connection with the Merger, substantially all of the legacy biopharmaceutical assets and operations of Coeptis (other than GEAR Therapeutics, Inc.) were spun out to Coeptis Holdings, Inc. Those disposed operations are not reflected in the continuing financial statements of the Company. Investors should not rely on the historical financial statements of either the pre-Merger Coeptis or the pre-contribution Old Z Squared entity as indicative of the Company’s ongoing crypto asset mining business or its future performance.

The Company has a new management team with limited experience operating the Company as a public company in the crypto asset mining business.

Following the closing of the Merger, the Company’s executive officer team and board of directors were substantially replaced. The new executive officers are drawn principally from the management of Z Squared, which was a privately-held company prior to the Merger. Although the new management team has experience in the crypto asset mining industry, the team has limited experience operating as the management of a publicly-traded company subject to the reporting, governance, and compliance requirements of the Securities Exchange Act of 1934, the rules and regulations of the SEC, the listing standards of The Nasdaq Stock Market, and the Sarbanes-Oxley Act. The integration of the new management team into the Company’s existing public-company reporting infrastructure, including its disclosure controls and procedures and internal control over financial reporting, may take time and may give rise to material weaknesses, deficiencies, or compliance failures that could adversely affect the Company’s ability to satisfy its reporting obligations on a timely basis, the accuracy of its financial reporting, and the trading price of its common stock.

The Merger and related transactions were complex and involved significant changes in our business, assets, capital structure, and management, which may give rise to unknown liabilities, regulatory challenges, or other unanticipated risks.

The Merger completed on April 24, 2026 was structured as a reverse acquisition for accounting purposes and involved multiple concurrent steps, including the contribution of substantially all of our operating mining assets by BSG Series CM, LLC pursuant to an asset-for-share exchange, the spin-out of substantially all of the legacy biopharmaceutical assets and operations of Coeptis Therapeutics Holdings, Inc. (other than our retained interest in GEAR Therapeutics, Inc.), a complete change in our principal business from biopharmaceutical development to crypto asset mining, and a substantial replacement of our executive management team and board of directors. These transactions fundamentally altered our assets, liabilities, capital structure, internal controls, reporting systems, and risk profile.

Because of the complexity and substantially simultaneous nature of these changes, we may face unknown or contingent liabilities, which may include regulatory inquiries, accounting adjustments, tax consequences, or other unanticipated issues arising from the pre-Merger history of the Company, the contributed mining assets, the spin-out, or the integration of new systems and personnel. Any such liabilities, challenges, or unanticipated consequences could divert management attention, result in additional costs or restatements, expose us to regulatory or litigation risk, or otherwise materially and adversely affect our business, financial condition, results of operations, and the market price of our common stock.

The Company’s internal control over financial reporting may be inadequate as a result of the Transactions, the change in management, and the change in business.

The Company’s existing system of internal control over financial reporting was designed primarily for the biopharmaceutical and technology business conducted by Coeptis Therapeutics Holdings, Inc. and its subsidiaries prior to the Merger. As a result of the Transactions, the change in the Company’s principal business, the change in management, and the integration of Z Squared’s accounting, treasury, custody, and operational systems (including those relating to crypto asset custody, hash rate measurement, energy procurement, and mining revenue recognition), the Company expects to make significant changes to its internal control over financial reporting in the periods following the closing of the Transactions. The Company may identify material weaknesses or significant deficiencies in its internal control over financial reporting as a result of these changes. Any failure to maintain effective internal control over financial reporting could result in material misstatements in the Company’s financial statements, loss of investor confidence, restrictions on the Company’s ability to access the capital markets (including its eligibility to use shelf registration statements on Form S-3), and adverse effects on the trading price of the Company’s common stock.

Substantial doubt about the Registrant’s ability to continue as a going concern, as identified in the Annual Report, continues to apply, and Old Z Squared’s historical financial statements have also reflected substantial doubt about its ability to continue as a going concern.

The Annual Report and the registrant’s audited financial statements for the year ended December 31, 2025 contained an explanatory paragraph from the registrant’s independent registered public accounting firm expressing substantial doubt about its ability to continue as a going concern. As disclosed in the Registration Statement, Old Z Squared’s historical financial statements have similarly reflected substantial doubt about Old Z Squared’s ability to continue as a going concern. Neither the Merger nor the Spin-Out, individually, has eliminated those concerns. The Company’s ability to continue as a going concern depends on its ability to achieve and sustain profitability in its crypto asset mining business, generate cash flow from operations, and access the capital markets on acceptable terms. There is no assurance that the Company will be able to do so.

Risks Related to Potential Strategic Transactions and Strategic Shifts in Our Business

We may not complete the acquisition of Paradox Data, LLC, and even if completed it may not deliver the expected benefits.

On July 31, 2026, we entered into a Membership Interest Purchase Agreement to acquire 100% of the membership interests of Paradox Data, LLC, including its Union County Campus in El Dorado, Arkansas. Closing remains subject to customary and transaction-specific conditions, including completion of pre-closing asset and real-property transfers, release of liens, negotiation and execution of a building leaseback, and other deliverables. Although closing is targeted within 30 days of signing, the outside date is September 30, 2026 (extendable under specified circumstances to December 31, 2026). There can be no assurance that all conditions will be satisfied or waived, or that the acquisition will close on the contemplated timeline or at all.

Even if the acquisition closes, the existing electric service arrangement with Entergy Arkansas provides for energy service of up to approximately 8 MW. Our ability to expand capacity depends on factors largely outside our control, including the timing and outcome of interconnection requests and Requests for Service, utility processes, permitting, construction and equipment lead times, availability and cost of on-site generation, and the ability to secure necessary development capital. We currently have no binding customer commitments for capacity at the site. Failure to obtain required approvals, delays in interconnection or construction, cost overruns, or an inability to attract offtake could prevent us from achieving meaningful expansion beyond the existing 8 MW.

The contingent portion of the consideration (up to an additional $20 million of Series A Convertible Preferred Stock) is payable upon achievement of specified development milestones: initial energization of AI compute capacity at the existing site, followed by aggregate capacity thresholds of 50 MW, 100 MW, and 150 MW (generally earned in installments upon binding requests for service and subsequent energization). These milestone payment obligations do not expire. There can be no assurance that any or all of these milestones will be achieved on the expected timeline or at all. Failure to achieve the milestones would reduce the total consideration paid but would also mean the site does not deliver the scale of artificial intelligence and high-density compute capacity to meet our long-term expansion objectives.

The issuance of Series A Convertible Preferred Stock (both the $5 million issued at closing and any milestone shares) will result in dilution to existing stockholders. The preferred stock also carries an 8.0% annual dividend (payable in cash or in kind at our election). Conversion of the preferred stock is fixed at $7.45 per share; conversion of milestone preferred is based on a variable formula tied to then-current market prices (subject to Nasdaq Minimum Price rules and other adjustments). Because the conversion price of the milestone preferred is variable, a decline in the market price of our common stock prior to a milestone achievement date could result in a greater number of shares being issued and therefore greater dilution. Conversion is also subject to beneficial-ownership limitations and a 19.99% cap (unless stockholder approval under Nasdaq rules is obtained). In addition, our Chief Technology Officer holds an indirect interest in the seller and certain affiliates entitled to receive a portion of the milestone consideration. Although the transaction was approved by our Audit Committee and Board as a related-person transaction, the existence of this interest could present actual or perceived conflicts and may affect the perception of the transaction among investors..

We may not complete other pending or potential acquisition opportunities, including the previously announced Skycore transaction.

We have also previously entered into a binding letter of intent regarding a potential acquisition of Skycore Digital LLC. We have since made material amendments to that binding letter of intent, including extension of the drop-dead date to January 15, 2027, the elimination of the $500,000 break-up fee that would be payable by us and termination of all exclusivity, no-shop, non-solicitation, and related obligations. As a result, neither party is currently bound by exclusivity or a break-up fee, and the transaction remains subject to negotiation of definitive agreements, due diligence, and the satisfaction of any closing conditions that may be agreed to, and may not be consummated on the contemplated terms, or at all. We may pursue additional acquisition or investment opportunities in the digital infrastructure and power sectors. Any such transactions involve significant risks, including integration difficulties, overpayment, assumption of unknown liabilities, dilution, and the diversion of management attention. There can be no assurance that any pending or future acquisition will be completed or will achieve the anticipated strategic or financial benefits.

The Company faces meaningful execution and integration risk from the Merger and the pending strategic transactions described above.

Concurrent integration of the Merger, the Spin-Out, the pending Paradox transaction, and any other strategic transactions undertaken by the Company will place significant demands on management’s time and attention, operational and financial systems, and capital resources. Failure to successfully integrate these transactions could prevent the Company from realizing the anticipated benefits, divert management’s attention from existing operations, result in unforeseen liabilities or operational disruptions, and materially adversely affect the Company’s business, financial condition, and results of operations.

Our expansion into artificial intelligence infrastructure and data centers is subject to significant risks and uncertainties, and we have limited operating history in these businesses.

Our current strategy envisages expanding beyond our existing digital asset mining operations into the development and operation of artificial intelligence (“AI”) and high-density compute infrastructure, data centers and power generation capabilities. This expansion strategy depends on our ability to identify, acquire, and successfully control and convert energized power sites into facilities capable of supporting modern AI and high-density compute computing workloads. We have limited or no operating history in commercial data center development, high-density immersion cooling deployments, utility-scale interconnection processes, or securing long-term AI customer offtake. As a result, our ability to execute this strategy successfully is unproven. We also have limited or no operating history in the related power generation and data center development activities, nor the management expertise, capital resources, regulatory relationships, supplier relationships, and operational capabilities required to compete in these businesses, which differ materially from those required in the Company’s crypto asset mining business. The Company may be unable to develop the necessary expertise internally, hire and retain qualified personnel with relevant experience, secure required regulatory approvals and counterparty relationships, or commit the levels of capital required to make any of these business lines successful.

Successful expansion requires timely access to additional power capacity through utility interconnections, regulatory and permitting approvals, construction and equipment procurement on acceptable timelines and costs, availability of development capital, and the ability to attract binding customer commitments. Many of these factors are outside our control. Delays in interconnection queues, utility constraints, permitting challenges, construction cost overruns, supply-chain issues for specialized cooling or power equipment, or an inability to secure sufficient capital could prevent us from achieving our goals of operating data centers, achieving targeted capacity levels or render projects uneconomic.

Even if we successfully develop capacity, demand for AI infrastructure is highly competitive and can shift rapidly based on technology changes, customer capital spending, and broader market conditions. We currently generate no material revenue from AI infrastructure, data center, or power generation activities, and there can be no assurance that we will be able to convert developed capacity into profitable contracts or that any such contracts will materialize on the scale or terms we anticipate. Failure to execute our expansion strategy, or to do so on a cost-effective and timely basis, could materially and adversely affect our business, financial condition, results of operations, and the value of our common stock.

Our management team has limited experience developing, and no experience operating, commercial AI data centers.

Our executive team has limited experience developing high-density AI or data center infrastructure and no prior experience operating commercial AI data centers. While our Chief Technology Officer has relevant technical background in high-density immersion-cooled infrastructure and related compute systems, the broader management team’s primary experience is in digital asset mining, capital markets, finance, and real estate rather than the development, interconnection, construction, or ongoing operation of AI-ready data center facilities. Our management’s limited experience, coupled with our lack of operating history, in this business increases the risk that we may encounter unexpected challenges in project execution, cost control, technical performance, customer acquisition, or day-to-day operations, any of which could adversely affect our ability to successfully expand into AI infrastructure.

AI and high-density compute infrastructure, data center development, and power generation are capital-intensive activities that may require the Company to raise substantial additional capital on terms that are unfavorable or unavailable.

The development of AI and high-density compute infrastructure, data center development, and power generation capabilities requires substantial capital investment for site acquisition, construction or build-out, equipment procurement, regulatory and permitting compliance, and ongoing operations. Power generation facilities and data centers, in particular, are characterized by long development cycles and significant capital commitments before revenue is generated. The Company may be required to raise substantial additional capital through equity issuances (which would dilute existing stockholders), debt financings (which would impose servicing obligations and restrictive covenants), project finance arrangements (which may pledge specific assets and constrain operational flexibility), joint ventures, or other arrangements. There can be no assurance that such capital will be available to the Company on acceptable terms, or at all. If the Company is unable to access sufficient capital, the Company may be required to scale back, delay, or abandon planned expansion into these activities, which could materially adversely affect the Company’s business, financial condition, and results of operations.

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

The Company’s planned expansion into AI infrastructure, including data center development and operation, is dependent on continued strong demand for AI and machine learning compute capacity, access to scarce specialized hardware, and the ability to compete with established providers.

The Company’s plans and efforts to expand into AI and high-density compute infrastructure are intended to serve customers requiring graphics processing unit (“GPU”), tensor processing unit, and other specialized compute capacity for AI, machine learning, scientific computing, and similar workloads. This business line is subject to a number of specific risks, including: (i) the level and durability of customer demand for high-density compute capacity, which is presently driven substantially by demand for AI and machine learning training and inference workloads and may decline or become more cyclical as the market matures; (ii) access to specialized hardware, which is currently constrained by the supply chain and allocation policies of a small number of dominant suppliers; (iii) the technical requirements of high-density compute hosting (including high power densities, liquid cooling, and high-bandwidth networking), which differ materially from the requirements of crypto asset mining and conventional data center hosting and may require the Company to retrofit or purpose-build facilities to support such workloads; (iv) the credit risk, contract negotiating leverage, and customer concentration risk associated with large hyperscale and artificial-intelligence-focused customers; and (v) competition from established AI and high-density compute hosting providers and the hyperscale cloud providers, many of which have greater scale, longer-standing customer relationships, and existing access to scarce hardware. The Company may not be able to compete effectively in this business line, and the financial returns from the business line may be lower than anticipated or may not be realized.

Concurrent pursuit of crypto asset mining and the development of AI and high-density compute infrastructure, data centers and power generation capabilities may strain the Company’s management, capital, and operational resources.

The Company’s current plans contemplate building expanding beyond crypto asset mining into integrated AI and high-density compute infrastructure, data center development and power generation capabilities. While these activities are intended to be complementary in certain respects (for example, owned power generation can supply mining and data center operations, and existing mining infrastructure may, in certain cases, be repurposable for high-density compute hosting), the simultaneous pursuit of multiple distinct business lines will require the Company to allocate management attention, capital, and operational resources across competing demands. The Company’s failure to set appropriate priorities, allocate capital efficiently, identify and retain qualified personnel for each business line or activity, develop the operational capabilities needed to support multiple activities, or execute on each business plan could prevent the Company from achieving its strategic objectives in its current line of business or its planned activities and could materially adversely affect the Company’s business, financial condition, and results of operations.

Risks Related to Our Capital Requirements and Capital Structure

Future sales of substantial amounts of our common stock, including shares distributed by BSG to its former members, could adversely affect the market price.

A large number of shares issued in the Business Combination were distributed by BSG to its members on April 30, 2026. Those shares remain subject to contractual lock-up and leak-out restrictions under the Asset-For-Share Exchange Agreement. The expiration or modification of those restrictions, or sales by other large holders, could result in significant resale volume and depress the market price of our common stock.

Nasdaq may delist our securities from trading on its exchange.

Our common stock is listed on the Nasdaq Global Market. To maintain that listing we must continue to meet Nasdaq’s continued-listing requirements, including, among others, a minimum bid price of $1.00 per share and a minimum Market Value of Listed Securities (“MVLS”) of $50 million (or such other threshold as may apply under the applicable Nasdaq listing standards). We previously received a Nasdaq deficiency notice regarding the minimum bid price requirement and subsequently regained compliance. There can be no assurance that we will continue to satisfy the minimum bid price, MVLS, or any other continued-listing requirement. If we fail to meet these standards, Nasdaq could delist our securities. A delisting would likely have a negative effect on the price of our securities, reduce liquidity, and could impair investors’ ability to sell or purchase our securities when they wish to do so. In addition, if our securities are delisted and are not eligible for listing on another national securities exchange, they may be quoted only on an over-the-counter market, which could further reduce liquidity and subject us to additional trading restrictions, including possible characterization as a “penny stock.”

Holders of the Company’s common stock have experienced and may continue to experience significant dilution.

In connection with the closing of the Merger, the Company issued an aggregate of 43,877,497 shares of common stock to the former stockholders of Z Squared, increasing the Company’s outstanding shares of common stock from 6,553,996 at March 31, 2026 to 51,431,493 at May 12, 2026 and was 53,000,397 at June 30, 2026. This represents substantial dilution to the holders of the Company’s common stock prior to the Merger. Additional dilution may result from (i) the conversion of any Convertible Preferred Stock issued in connection with the potential Paradox or SkyCore acquisitions, (ii) the issuance of common stock under the Company’s 2025 Incentive Compensation Plan and any other equity plans of the Company, (iii) the exercise of outstanding warrants (including legacy Public Warrants and Private Placement Warrants outstanding since the initial public offering of Coeptis (i.e., the legal entity surviving the Merger) in November 2020), (iv) the exercise of outstanding stock options, and (v) the issuance of common stock in connection with any future financings, acquisitions, or strategic transactions. The market price of the Company’s common stock could decline as a result of any such dilution or anticipated dilution.

Existing material warrants of the Company’s predecessor remain outstanding and may dilute holders of the Company’s common stock.

As of June 30, 2026, the Company had outstanding (i) 375,000 public warrants exercisable in the aggregate to acquire 187,500 shares of the Company’s common stock at an exercise price of $230.00 per share, issued in connection with the November 2020 initial public offering of Bull Horn Holdings Corp., the registrant’s predecessor (the “Public Warrants”), and (ii) 187,500 private placement warrants exercisable in the aggregate to acquire 187,500 shares of the Company’s common stock at the same exercise price, issued to the sponsor and underwriters in that initial public offering (the “Private Placement Warrants”). Each of the Public Warrants and the Private Placement Warrants will expire by their terms in October 2027. Although the exercise prices currently exceed the trading price of the Company’s common stock, any future increase in the trading price above the exercise price could result in exercises and consequent additional dilution.

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

The Company’s continued holding of GEAR Therapeutics, Inc. exposes the Company to regulatory, clinical, and intellectual property risks associated with the biopharmaceutical industry that are inconsistent with the Company’s principal business of crypto asset mining.

The Company’s interest in GEAR Therapeutics, Inc. (“GEAR”) was not included in the Spin-Out and continues to be held by the Company following the Merger. As a result, the Company remains exposed to the regulatory, clinical, intellectual property, competitive, and capital-requirements risks associated with the biopharmaceutical industry, as further described under the captions “Risks Related to Coeptis – Related to the Development and Regulatory Approval of Our Product Candidates” and “Risks Related to Coeptis – Risks Related to Regulation” in the Registration Statement, to the extent those risks apply to the operations of GEAR. These residual biopharmaceutical risks are inconsistent with the Company’s principal business of crypto asset mining and may result in the Company allocating management attention and capital to operations that are not aligned with the Company’s primary strategic focus. At the same time, the Company’s ability to significantly alter GEAR’s operations may be limited by the covenants in the Option Agreement, as more fully described in this Report under

The applicable filer status of the Company under SEC rules may change in future periods, which could increase the Company’s compliance costs and the timing requirements of its periodic reports.

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

On May 14, 2026, the Board of Directors of the Company approved and adopted the Second Amended and Restated Bylaws of the Company (the “Second A&R Bylaws”), which became effective immediately. The Second A&R Bylaws amend and restate the Amended and Restated Bylaws of the Company as previously in effect (the “Prior Bylaws”) solely to reflect the change in the Company’s corporate name from “Coeptis Therapeutics Holdings, Inc.” to “Z Squared Inc.” effected in connection with the closing of the Merger. The Second A&R Bylaws did not amend, alter, or supplement any of the substantive provisions of the Prior Bylaws. A copy of the Second A&R Bylaws is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The foregoing description of the Second A&R Bylaws is qualified in its entirety by reference to the full text of the Second A&R Bylaws.

During the six months ended June 30, 2026, no director or Section 16 officer of the Company adopted, modified, or terminated any ‘Rule 10b5-1 trading arrangement’ or any ‘non-Rule 10b5-1 trading arrangement,’ in each case as defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

2.1	Agreement and Plan of Merger, dated as of April 25, 2025, by and among Coeptis Therapeutics Holdings, Inc., CP Merger Sub, Inc., and Z Squared Inc. (Wyoming) (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on April 28, 2025).
2.2	Limited Waiver and First Amendment to Merger Agreement, dated as of May 27, 2025 (incorporated by reference to Exhibit 2.2 of the Registration Statement on Form S-4 (File No. 333-288329), as amended).
2.3	Limited Waiver and Second Amendment to Merger Agreement, dated as of June 10, 2025 (incorporated by reference to Exhibit 2.3 of the Registration Statement on Form S-4 (File No. 333-288329), as amended).
2.4	Limited Waiver and Third Amendment to Merger Agreement, dated as of June 20, 2025 (incorporated by reference to Exhibit 2.4 of the Registration Statement on Form S-4 (File No. 333-288329), as amended).
2.5	Limited Waiver and Fourth Amendment to Merger Agreement, dated as of August 17, 2025 (incorporated by reference to Exhibit 2.5 of the Registration Statement on Form S-4 (File No. 333-288329), as amended).
2.6	Limited Waiver and Fifth Amendment to Merger Agreement, dated as of September 10, 2025 (incorporated by reference to Exhibit 2.6 of the Registration Statement on Form S-4 (File No. 333-288329), as amended).
2.7	Limited Waiver and Sixth Amendment to Merger Agreement, dated as of September 30, 2025 (incorporated by reference to Exhibit 2.7 of the Registration Statement on Form S-4 (File No. 333-288329), as amended).
2.8	Membership Interest Purchase Agreement, dated as of July 31, 2026, by and among Z Squared Inc., Paradox Infrastructure LLC, Paradox Data, LLC, and the Owner Parties named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2026).
3.1	Amended and Restated Certificate of Incorporation of Z Squared, Inc. (formerly Coeptis Therapeutics Holdings, Inc.) (incorporated by reference to Exhibit 3.1 of Coeptis Therapeutics Holdings, Inc.’s Form 8-K, filed with the SEC on November 3, 2022).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Coeptis Therapeutics Holdings, Inc., dated December 26, 2024 (incorporated by reference to Exhibit 99.1 to Coeptis Therapeutics Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2024)
3.3	Amendment to Amended and Restated Certificate of Incorporation of Z Squared Inc. (formerly Coeptis Therapeutics Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 30, 2026)
3.4	Second Amended and Restated Bylaws of Z Squared Inc. (incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2026).
10.1	Amended and Restated Asset-For-Share Exchange Agreement, dated June 24, 2025, between BSG Series CM, LLC and Z Squared Inc. (Wyoming) (incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 30, 2026).
10.2	First Amendment to Amended and Restated Asset-For-Share Exchange Agreement, dated February 10, 2026, between BSG Series CM, LLC and Z Squared Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 30, 2026).
10.3	Second Amendment to Amended and Restated Asset-For-Share Exchange Agreement, dated April 23, 2026, between BSG Series CM, LLC and Z Squared Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 30, 2026).
10.4	Master Custody Services Agreement, dated August 14, 2025, between Anchorage Digital Bank N.A. and Z Squared Inc. (incorporated by reference to Exhibit 10.24 of the Registration Statement on Form S-4 (File No. 333-288329), as amended).
10.5	Master Services Agreement, dated July 26, 2025, between Minting Dome Inc. and Z Squared Inc. (incorporated by reference to Exhibit 10.25 of the Registration Statement on Form S-4 (File No. 333-288329), as amended).
10.6	Binding Letter of Intent, dated April 28, 2026, by and among Z Squared Inc., MN Data Centers JV LLC, and Claw Holdings, LLC (acquisition of Skycore Digital LLC) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 1, 2026).
10.7	First Amendment to Letter of Intent, effective as of June 30, 2026, by and among Z Squared Inc., MN Data Centers JV LLC, and Claw Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 10, 2026).
10.8	Second Amendment to Consulting Agreement, dated April 27, 2026, by and between Z Squared Inc. and Group 10 Holdings LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on May 1, 2026).
10.9	Corporate Services Agreement, dated as of January 23, 2026, by and between Z Squared Inc. and Moneta Advisory Partners, LLC (including the Milestone-Based Equity Award Schedule attached as Exhibit B thereto) (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on May 1, 2026).

10.10	Investor Relations Consulting Agreement, dated December 8, 2025, by and between Z Squared Inc. and MZHCI, LLC (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on May 1, 2026).
10.11	Marketing Services Agreement, dated February 24, 2026, by and between Z Squared Inc. and Fulcrum New Amsterdam LLC (d/b/a Retail Sparks) (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on May 1, 2026).
10.12	Amended and Restated Executive Employment Agreement, dated as of April 27, 2026, by and between Z Squared Inc. and David Halabu (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on May 1, 2026).
10.13	Amended and Restated Executive Employment Agreement, dated as of April 27, 2026, by and between Z Squared Inc. and Brian Cogley (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed with the SEC on May 1, 2026).
10.14	Executive Employment Agreement, dated as of April 27, 2026, by and between Z Squared Inc. and Ryan Schadel (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed with the SEC on May 1, 2026).
10.15	Employment Agreement by and between Z Squared Inc. and Michelle Burke (incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed with the SEC on April 30, 2026).
10.16	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed with the SEC on May 1, 2026).
10.17	Z Squared Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.10 of the Current Report on Form 8-K filed with the SEC on May 1, 2026).
10.18	Z Squared Inc. 2025 Incentive Compensation Plan (incorporated by reference to Annex C of the Registration Statement on Form S-4 (File No. 333-288329)).
10.19	Form of Stock Option Award Agreement under the Z Squared Inc. 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 of the Current Report on Form 8-K filed with the SEC on May 1, 2026).
10.20	Form of Restricted Stock Unit Award Agreement under the Z Squared Inc. 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed with the SEC on May 1, 2026).
10.21	Form of Restricted Stock Award Agreement under the Z Squared Inc. 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 of the Current Report on Form 8-K filed with the SEC on May 1, 2026).
10.22	Indemnification Agreements by and between Z Squared Inc. and each of David Halabu, Adam Sohn, Bryan Fuerst, Kenneth Cooper, Michelle Burke, and Brian Cogley (incorporated by reference to Exhibits 10.6 through 10.11 of the Current Report on Form 8-K filed with the SEC on April 30, 2026).
10.23	Standby Equity Purchase Agreement, dated November 1, 2024, between Coeptis Therapeutics Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 6, 2024).
10.24	Committed Equity Forward Purchase Agreement, dated as of May 29, 2026, between Z Squared Inc. and LucentHash / Data Part Capital (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 4, 2026).
10.25*	Contribution Agreement, dated as of April 15, 2026, by and between Coeptis Therapeutics Holdings Inc., a Delaware corporation, and Coeptis Holdings, Inc., a Delaware corporation.
10.26*	Assignment and Assumption Agreement, dated as of April 15, 2026, by and between Coeptis Therapeutics Holdings, Inc., a Delaware corporation, and Coeptis Therapeutics, Inc., a Delaware corporation.
10.27*	Option Agreement, dated April 24, 2026, among Coeptis Therapeutics Holdings, Inc., Coeptis Holdings, Inc. (“CHI”), and GEAR Therapeutics, Inc. (relating to CHI’s option to acquire GEAR Therapeutics, Inc.).
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of David Halabu, Chief Executive Officer, and Principal Executive Officer
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer and Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer. Filed herewith.
32.2*	Section 1350 Certification of Principal Financial Officer. Filed herewith.
97.1	Z Squared Inc. (formerly Coeptis Therapeutics Holdings, Inc.) Clawback Policy (incorporated by reference to Exhibit 97 to Amendment No. 1 to the Form 10-K/A filed with the SEC on June 3, 2025).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z SQUARED INC.
Registrant

Date: August 13, 2026	By:	/s/ David Halabu
David Halabu
Co-Chief Executive Officer, Co-Principal Executive Officer

Date: August 13, 2026	By:	/s/ Brian Cogley
Brian Cogley
Chief Financial Officer, Principal Financial and Accounting Officer